Form 10-K
period 1994-01-30
GENERAL HOST CORP
filed 1994-04-15
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 30, 1994

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 1-1066


                           GENERAL HOST CORPORATION
            (Exact name of registrant as specified in its charter)


        New York State                          13-0762080
    -----------------------                ----------------------
  (State or other jurisdiction               (I.R.S. employer
of incorporation or organization)           identification no.)


One Station Place, P.O. Box 10045, Stamford, CT     06904
- ------------------------------------------------------------
(Address of principal executive offices)          (Zip code)


Registrant's telephone number including area code: (203) 357-9900


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                        which registered
- -------------------                    ------------------------
Common Stock, $1.00 Par Value        New York Stock Exchange
                                     and Pacific Stock Exchange

Common Stock Purchase Rights         New York Stock Exchange
                                     and Pacific Stock Exchange

8% Convertible Subordinated          New York Stock Exchange
Notes due February 15, 2002

11 1/2% Senior Notes due             New York Stock Exchange
  February 15, 2002




                          [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

                                      None

  Indicate by check mark whether General Host Corporation, the Registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value of General Host Corporation's Common Stock, $1.00 par value, held by non-affiliates of General Host as of March 15, 1994:
$113,826,855*

  Number of voting shares of General Host Corporation's Common Stock outstanding as of March 15, 1994: 20,015,758.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

General Host Corporation Proxy               Part III, Items 10, 11, 12 and 13
Statement for Annual Meeting of
Shareholders to be held on
May 19, 1994 (hereinafter "the
Company's 1994 Proxy Statement")

* Does not include market value of Common Stock held by directors and officers who may be deemed to be affiliates of General Host which aggregates $13,773,602.





                          [Cover page 2 of 2 pages]

                                    PART I

ITEM 1.  BUSINESS

  General Host Corporation ("General Host", the "Company" or the "Registrant") operates a chain of specialty retail stores devoted to the sale of lawn and garden products, crafts, Christmas merchandise and pet food and supplies. Measured by sales and number of stores, the Company believes it is the largest chain in the United States concentrating on the sale of such products. As of January 30, 1994, the Company operated 280 stores in 38 metropolitan markets in 17 states under the name Frank's Nursery & Crafts(R) and two stores in the Detroit, Michigan metropolitan area under the name Frank's Super Crafts(R). Unless otherwise stated, all statistics in this Item were compiled as of January 30, 1994.

  The Company's executive offices are located at One Station Place, Stamford, Connecticut. The Company's mailing address is Post Office Box 10045, Stamford, Connecticut 06904, and its telephone number is (203) 357-9900.

  General Host was incorporated under the laws of the State of New York in 1911 as General Baking Company. The Company has engaged in a number of businesses since its organization.

  With the acquisition of Frank's Nursery & Crafts, Inc. ("Frank's") in 1983, the Company began focusing its resources on developing the first national chain of garden and crafts stores. At the time of its acquisition, Frank's had 95 stores principally located in the Midwest. In 1984, through the acquisition of Flower Time, Inc., the Company obtained 17 stores in the New York metropolitan area. In 1986, the Company further expanded into the eastern United States when it acquired Scott's Seaboard Corporation, adding 14 stores in the Washington, D.C. and Baltimore markets. In early 1989, the Company increased its presence in the Philadelphia metropolitan area through the acquisition of 12 store leases. Since 1983, the Company has built, leased or acquired a net of 187 stores in existing and new markets.

  In April 1993, the Company acquired a 49.5% interest in Sunbelt Nursery, Inc. from Pier Imports, Inc. Sunbelt is a specialty retailer of nursery and garden products, operating 93 stores primarily in the six major metropolitan areas of Dallas-Fort Worth, Houston, San Antonio-Austin, Phoenix, San Diego and Los Angeles. Sunbelt conducts its business through three subsidiaries, each operating under its own trade name: Wolfe Nursery in Texas and Oklahoma, Nurseryland Garden Center in California, and Tip Top Nursery in Arizona.

  During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. The intent of the plan is to focus on improving the Company's long-term profitability. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

  The national lawn and garden market is highly fragmented, consisting of thousands of local garden centers plus mass merchandisers who sell lawn and garden products as part of their overall product lines. In fiscal 1993, the Company's lawn and garden and nursery sales averaged approximately one million dollars per store in its 282 stores. In addition to approximately $284 million in lawn and garden and nursery sales, the Company generated approximately $273 million in revenues in the last fiscal year from the sale of crafts and Christmas products and $12 million from the sale of pet food and supplies.

  Although no single company directly competes with the Company's overall product lines, many retailers and mass merchandisers provide competition with respect to certain of the Company's lines of business. The Company competes with mass merchandisers, home center chains and many local and regional garden centers in the lawn and garden and nursery business. The Company competes in the crafts business with mass merchandisers, crafts store chains and local crafts stores. The Company competes with major department stores, mass merchandisers, local garden centers and other retailers in the Christmas business. The Company competes with mass merchandisers, supermarkets, pet supply chains and local pet supply stores in the pet supply business.

  The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1993, approximately 37% of the Company's sales occurred during the spring season (late March to mid-June) and 25% occurred at Christmas time (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Losses usually are experienced during the other periods of the year. The Company's slowest selling season is typically the period from the beginning of the calendar year until the start of the spring selling season, with the next slowest period being early July to Labor Day.

  Live nursery goods, which constitute a significant portion of the Company's products, have limited shelf lives in some cases. If customer purchases of live nursery goods are delayed because of adverse weather conditions, such goods may remain unsold past their shelf life and require markdowns or disposal.

  Lawn and garden and nursery sales are highest in the spring with the largest impact being in the first fiscal quarter and the early part of the second fiscal quarter. There is an early fall season in these products that is of less importance than the spring season, and sales during middle and late summer are slow. In the winter months, sales of such products are minimal.

  Crafts and pet supplies sell at a fairly even pace throughout the year. Craft sales are stimulated by fall and late winter promotions. During the winter months (other than the Christmas season) crafts constitute the majority of the Company's sales.

  Christmas merchandise is sold almost entirely in November and December.

  The Company's most significant capital requirements are for seasonal buildup of Christmas and crafts inventories, technology improvements and modernization of existing stores.

  Capital expenditures of the Company totalled $30 million in fiscal 1993. Expenditures for fiscal 1993 included the addition of new stores and remodeling of existing stores. The Company anticipates spending approximately $10 million for capital expenditures in fiscal 1994.

  The Company opened seven new stores in fiscal 1993 and plans to open approximately three new stores in fiscal 1994. Expansion in the near future is expected to be minimal. The seven store openings in 1993 were all in existing markets. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing the utilization of existing supervisory and managerial staff.

  The three stores scheduled to open in fiscal 1994 will be crafts-only "superstores". These stores, approximately 22,000 square feet in size, will supplement the crafts business of the Company's full-line stores and will allow the Company to better compete with crafts store chains by offering an expanded line of craft merchandise and specialized, in-store services such as customized framing and silk floral arrangements. This concept will also allow the Company to enter new markets and further penetrate existing markets which may not accommodate full-line stores requiring an outdoor sales area.

  The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods range from approximately $500,000 per store for build-to-suit leases to $2.5 million per store for land purchases with Company-funded construction.

  The Company has begun to place greater strategic emphasis on the Christmas products market by operating temporary Christmas shops for about eight weeks during the holiday season. These smaller shops, typically 3,000 to 5,000 square feet, will supplement the Christmas business of the Company's full-line stores and offer substantially the same Christmas merchandise, except live trees. In 1990, the Company experimented with three Christmas shops and, encouraged by the results, opened 100 for the 1991 Christmas season and 137 for the 1992 Christmas season. In fiscal 1993, the Company operated 104 Christmas shops with an emphasis on mall locations which provided a higher concentration of shoppers than strip shopping centers or stand-alone shops.
The success of the Company's Christmas shop business will depend upon the Company's ability from year to year to obtain favorable short-term locations in various malls that are in close proximity to existing stores. It is anticipated that favorable economic conditions will adversely affect the availability of these locations because they will be leased to long-term tenants.

  The principal products sold at the Company's retail garden and crafts stores are as follows:

                                           Percentage of
                                             Sales In
Product Line                             Fiscal Year 1993                            Description
- ------------                             ----------------                            -----------
Lawn and garden                                26%                       Fertilizers, herbicides and pesticides, seeds
                                                                         and bulbs, mulches, bird feed, pet food and
                                                                         supplies, plant accessories, hoses and garden
                                                                         tools and equipment

Live nursery                                   24                        Trees, shrubs, roses, potted plants, annual
                                                                         and perennial flowering plants and indoor
                                                                         plants

Crafts                                         32                        Yarns, macrame, art supplies, needlework and
                                                                         boutique crafts, wood crafts, ribbon,  and
                                                                         artificial and silk flowers and arrangements

Christmas                                      16                        Artificial and live Christmas trees,
                                                                         decorations and trimmings and Christmas
                                                                         plants

Pet                                             2                        Pet food and supplies

                                              100%
                                              ----
                                              ----

  Substantially all of the plants and products the Company sells are purchased from approximately 1,300 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

  As of January 30, 1994, 144 of the Company's stores were leased and 138 were owned. All store leases are long-term; 42 will terminate prior to December 31, 2004.

  Stores are generally located on three-acre sites. A prototype store in which the overhang area leading to the yard has been enclosed includes 18,500 square feet of indoor space (16,000 square feet of sales area and 2,500 square feet of storage area), 17,000 square feet of outdoor selling area and ample offstreet parking. The stores are designed in a "supermarket" format familiar to customers, and shopping is done with carts in wide aisles with attractive displays. Traffic design is intended to enhance the opportunity for impulse purchases. Most stores are free-standing and located adjacent to or near shopping centers; some stores are part of strip centers.

  Typically, stores are open 80 hours per week. The average store has approximately 20-25 employees, including a store manager and department managers for (i) live goods and related products; (ii) crafts; (iii) office and cashier supervision; and at larger stores, (iv) customer service. The in-store staff is supplemented at seasonal peak selling periods by temporary employees. Overall, the Company had 7,216 employees at January 30, 1994, including seasonal employees. Approximately 32 warehouse and distribution center employees in Detroit are members of the Teamsters Union under a contract which expires January 1, 1995.

  The Company operates distribution centers in Detroit, Michigan; Chicago, Illinois; and Harrisburg, Pennsylvania. The Company owns the Detroit center which also contains Frank's headquarters, and leases the Chicago and Harrisburg centers. These centers delivered approximately 50% of all merchandise to the stores in 1993, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.

ITEM 2.  PROPERTIES

  Principal operating facilities owned or leased by the Company are described in Item 1 of this Annual Report on Form 10-K. General Host leases its executive offices. No material adverse effect is foreseen as a result of the expiration of leases of the Company's facilities.



ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business the Company is subject to various claims.
In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse affect on future results of operations or the consolidated financial position of the Company.

  The Company has certain lease obligations which extend to the year 2001 for businesses sold. In the opinion of management, any ultimate liability arising from or related to these obligations, to the extent not otherwise provided for, should not have a material adverse effect on future operations or the consolidated financial position of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The high and low sales prices per share of Common Stock as traded on the New York Stock Exchange and cash dividends paid per share of Common Stock during each quarter of the last two fiscal years are as follows:

                                         Cash Dividends
                       High        Low      Per Share
                       ----        ---      ---------
Fiscal 1993
  First Quarter       $10-5/8    $ 8-7/8     $ .095
  Second Quarter      $ 9-1/4    $ 7-5/8     $ .095
  Third Quarter       $ 8-1/4    $ 6-7/8     $ .095
  Fourth Quarter      $ 7-3/4    $ 5-7/8     $ .095

Fiscal 1992
  First Quarter       $ 9-7/8    $ 8         $ .09
  Second Quarter      $ 9-3/8    $ 7-3/4     $ .09
  Third Quarter       $10-1/2    $ 8-3/8     $ .09
  Fourth Quarter      $ 9-5/8    $ 8-1/8     $ .09

  A description of the most restrictive provisions in the Company's loan agreements which may limit the payment of dividends is as follows:

  Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $14,763,000 at January 30, 1994.

  At March 18, 1994, there were approximately 3,701 holders of record of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

  Five Year Financial Data concerning the Company is listed in Item 14 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales increased 1.9% to $568.6 million for the 52-week 1993 fiscal year compared to $557.8 million for the 53-week 1992 fiscal year. The addition of seven new stores in 1993 and twelve new stores in 1992, and the sales from the temporary Christmas boutiques of $11.2 million in 1993 compared to $9.8 million in 1992 contributed to the sales increase. Same-store sales (stores open for a full year in both years) for 1993 compared to 1992 on a comparative 52-week basis decreased 1% due to extremely hot early summer weather and excessive winter snows (in both the first and fourth quarters) in most of the Company's major eastern markets, and excessive rain and flooding in the Midwest. Sales increased 7.3% for the 53-week 1992 fiscal year compared to sales for the 52-week 1991 fiscal year. Sales at Frank's were $557.8 million, representing an 11.3% increase compared to 1991. Same-store sales for 1992 compared to 1991 on a comparative 53-week basis increased 7.1%. The addition of twelve new stores in 1992 and ten new stores in 1991, and the sales from the temporary Christmas boutiques of $9.8 million in 1992 compared to $6.2 million in 1991 also contributed to the sales increase. The 1991 sales included $18.9 million from Calloway's Nursery, Inc. ("Calloway's"), an 80% owned subsidiary, sold in an initial public offering in July 1991.

  Other income decreased by $5.7 million to $1.3 million in 1993. The decrease was due to a decline in interest earned on marketable securities resulting from lower levels of short-term investments in 1993. Also in 1992 the Company had income from non-competition agreements and dividends. Other income decreased by $12.3 million to $7 million in 1992 compared to 1991. The decrease was due mainly to the 1991 gain from the sale of the Company's interest in Calloway's of $13.5 million offset by increased interest income due to higher levels of short-term investments.

  Cost of sales, including buying and occupancy, increased $33.7 million to $425.7 million or 74.9% of sales in 1993. This compares to $392 million or 70.3% of sales in 1992. The increase of 4.6 percentage points results from lower merchandise margins due to the Company's inventory reduction program in January 1994, the liquidation sales related to the closing of 26 unprofitable stores and the adverse weather conditions which affected sales throughout the entire year. In addition, increases in occupancy costs related primarily to the 1993 and 1992 new store openings and depreciation contributed to the cost of sales increase in 1993. Cost of sales, including buying and occupancy, increased $30 million, to $392 million in 1992 compared to $362 million in 1991, which included $12 million related to Calloway's. As a percentage of sales, cost of sales increased .7 of a percentage point to 70.3%. Eliminating the effect of Calloway's in 1991 would have resulted in an increase in cost of sales, as a percentage of sales, by .5 of a percentage point, which was due to increased occupancy costs of the new stores opened in 1992 and lower merchandise margins compared to 1991 partially offset by reduced shrinkage expenses.

  Selling, general and administrative expenses in 1993 increased by $3.4 million to $152 million compared to $148.6 million in 1992. The increase was due mainly to increased expenses for new stores opened in 1993 and 1992 and increased advertising expenses in the 1993 fourth quarter. As a percentage of sales, selling, general and administrative expenses increased .1 of a percentage point to 26.7% of sales in 1993 compared to 26.6% in 1992. Selling, general and administrative expenses in 1992 increased by $3.9 million to $148.6 million compared to $144.7 million in 1991. The increase was due principally to the increased expenses for new stores and the increase in the number of temporary Christmas boutiques from 100 in 1991 to 137 in 1992. As a percentage of sales, selling, general and administrative expenses decreased 1.2 percentage points to 26.6% of sales in 1992 compared to 27.8% in 1991.

  During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. The intent of the plan is to focus on improving the Company's long-term profitability. The decision resulted in the Company recording a reserve of $22.9 million ($15.1 million, net of tax benefit) in the 1993 fourth quarter comprised primarily of $20 million for the closing of the 26 stores and $2.9 million primarily for expected losses on the sale of the other properties. The $20 million store closing reserve includes a provision for termination of lease agreements, brokers fees and legal costs of $12.9 million representing expected future cash outflows; a provision of $3.5 million for expected losses from the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores (sale of real estate is expected to generate $3.9 million of proceeds over the next two years); and a provision of $3.6 million representing operating losses for January 1994 through closure date and employee severance for the closed stores. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994. The reserve of $2.9 million primarily for expected losses on the sale of other properties is estimated to bring future cash flows of $1.5 million over the next two years.

  Interest and debt expense was $23.3 million in 1993 compared to $23.2 million in 1992. Interest and debt expense increased $5.1 million to $23.2 million in 1992 compared to $18.1 million in 1991. The increase was directly related to the February 1992 issuance of $78 million of Senior Notes and $65 million of Convertible Subordinated Notes. The increase was partially offset by the redemption of the 11 7/8% Senior Subordinated Notes totalling $37.6 million in April 1992 and lower interest rates on the $84.3 million of mortgage notes compared to 1991.

  In 1993 the Company provided a valuation allowance to the extent of net deferred tax assets ($8.6 million), accordingly, full tax benefit of the 1993 loss was not recognized. Income taxes included the elimination of income tax reserves of $1.9 million in 1992.

  In April 1993 the Company acquired a 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") by exchanging 1.94 million shares of its common stock for 4.2 million shares of common stock of Sunbelt held by Pier 1 Imports, Inc. Since the third quarter of 1993, the Company has been reviewing its equity interest in Sunbelt because of Sunbelt's lack of long-term financing. As of late March 1993, Sunbelt still had been unable to secure such financing. Consequently, the Company decided to reduce to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993. This resulted in an additional charge of $15.7 million which, when combined with the net equity losses recognized through the 1993 third quarter of $2 million, amounts to $17.7 million for fiscal 1993.

  The loss from continuing operations in 1993 was $55.2 million, a decline of $58.1 million over 1992. Income from continuing operations was $2.9 million in 1992, a decline of $5.8 million over 1991.

  Discontinued operations and extraordinary losses included (A) a loss reserve of $.8 million in 1993 and $.4 million in 1992, net of taxes, for lease obligations of businesses sold in prior years, (B) elimination of income tax reserves no longer required of $5.9 million in 1991 that were related to businesses sold, (C) original issue discount and unamortized debt extinguishment losses of $.9 million in 1991, net of tax, related to the retirement of the Company's 11 7/8% Senior Subordinated Notes from the proceeds of the public offering concluded in February 1992, and (D) income of $2.9 million representing the cumulative effect for the adoption of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1992. These items combined with the respective income or loss from continuing operations resulted in a net loss of $56.1 million in 1993 and net income of $5.3 million in 1992 and $13.8 million in 1991.

  The Company adopted Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993. The adoption was not material to the results of operations or the consolidated financial position of the Company.

Liquidity and Capital Resources

Continuing operations provided $27.6 million of net cash in 1993 compared to net cash used of $18.1 million in 1992. The increase was due primarily to the reduction in inventory purchases in 1993 compared to 1992. In 1993 the decrease in inventory was $33.4 million compared to an increase in inventory of $37.2 million in 1992. This was due mainly to an inventory reduction program in January 1994 and the closing of the 26 stores. In 1992 the inventory increase was due to: the addition of new product lines, particularly pet food and supplies; an increase in craft and floral inventory resulting from a 20% aisle space addition for crafts and the installation of new fixtures for floral displays; and the twelve new stores added during the second half of 1992.

  Effective April 2, 1993, the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1.94 million shares of the Company's common stock having a market value of $17.7 million in exchange for
4.2 million shares of Sunbelt held by Pier 1 Imports, Inc. The 4.2 million shares of Sunbelt have been pledged as security for payment of a $12 million revolving credit facility between Sunbelt and Pier 1 Imports Inc., which matures in April 1994. The Company has reduced to zero the carrying value of its investment in Sunbelt because there is no assurance that Sunbelt will be able to repay this facility, however, the Company believes that it may be able to recover part or all of its investment in the future.

  Discontinued operations used net cash of $1.3 million in 1993 and $2.3 million in 1992 related to payments for operations disposed of in prior years and in 1992 included payments made to fund a defined benefit pension plan which covers former hourly employees of several discontinued operations.

  Net cash used for investing activities was $2.8 million in 1993 which included $29.9 million for property, plant and equipment for the addition of new stores offset by the reduction of marketable securities. Net cash used for investing activities was $74.1 million in 1992 which included $47.4 million for property, plant and equipment for the addition of new stores, remodeling of existing stores, installation of new store fixtures, the enclosure of the area beneath 112 store overhangs and the installation of the satellite communications system and radio frequency units. In addition the Company increased its investment in marketable securities utilizing the proceeds received from the debt offerings early in fiscal 1992.

  Net cash used for financing activities was $11.8 million in 1993 which represented payment of long-term debt and dividends. Net cash provided by financing activities was $84 million in 1992 which included net proceeds of $137.7 million from the issuance of $78 million of 11 1/2% Senior Notes and $65 million of 8%

Convertible Subordinated Notes offset by the redemption of the $37.6 million of 11 7/8% Senior Subordinated Notes from the net proceeds.

  The weighted average interest rate on debt outstanding at January 30, 1994 was 8.4%. The Company had a $25 million unsecured credit agreement with a bank on January 30, 1994. The revolving credit agreement is committed through July 19, 1996. In September 1993 the Company borrowed $25 million under the agreement and repaid the full amount in November 1993. In February 1994 there was an amendment to the agreement which reduced the available credit to $15 million. The Company subsequently borrowed $15 million. In addition, the Company has available $15 million of short-term lines of credit. No amounts were borrowed under the lines of credit during 1993.


  The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective January 30, 1994 the Company obtained a waiver of the required minimum level of earnings, tangible net worth and required financial ratios. The waiver enabled the Company to comply with the aforementioned bank loan covenants at January 30, 1994. It is likely that the Company will not be in compliance with the bank loan covenants at the end of the 1994 first quarter. There is no assurance that the Company will be able to obtain a waiver at that time. But the Company anticipates repayment of all outstanding sums prior to that date.

  Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $14.8 million at January 30, 1994. On March 3, 1994 the Company declared a 5% stock dividend for shareholders of record on March 18, 1994. The stock dividend is payable on April 8, 1994.

  Total shareholders' equity in 1993 decreased $45.7 million to $108.7 million from $154.4 million in 1992, due primarily to the 1993 net loss which included $15.1 million, net of tax benefit, for the reserve for store closings and other costs and a $17.7 million loss from the Company's investment in Sunbelt. Long-term debt as a percentage of total capitalization increased from 63% in 1992 to 70% in 1993.

  In December 1988 the Board of Directors authorized the repurchase, in open market transactions, of up to 2,000,000 additional shares of the Company's common stock. As of January 30, 1994 the total remaining authorization was for 628,750 shares. The Company did not repurchase any shares in fiscal 1993 or 1992.

Working Capital

Working capital amounted to $51 million at January 30, 1994 compared to $131 million at January 31, 1993. The ratio of current assets to current liabilities was 1.4 in 1993 compared to 2.4 in 1992. Working capital included $63 million of cash and cash equivalents at January 30, 1994 compared to $51 million of cash and cash equivalents and $27 million of marketable securities at January 31, 1993.

  The Company has sufficient cash and cash equivalents and plans to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $22.5 million in fixed interest charges and to fund capital expenditures of approximately $10 million for 1994. The Company anticipates opening three new SUPERCRAFT stores in 1994.

Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements

  The Company's consolidated financial statements and supplementary data are listed in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   (a)   Directors
         Information on Nominee and Incumbent Directors, which appears on pages 4, 5 and 6 of the Company's 1994 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.



   (b)   Executive Officers

                                                                                       POSITION AND OFFICE WITH
                 NAME                                       AGE                              THE COMPANY
                 ----                                       ---                        ------------------------
                 Harris J. Ashton                           61               Chairman of the Board of Directors, President and
                                                                             Chief Executive Officer

                 William C. Boyd                            64               Executive Vice President - Frank's

                 John R. Ficarro                            42               Vice President, General Counsel and Secretary

                 Robert M. Lovejoy, Jr.                     50               Vice President and Treasurer

                 James R. Simpson                           42               Vice President and Controller


  Mr. Ashton has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1970, and President of the Company since 1974. Prior thereto he was President and Chief Executive Officer from October 1969 to June 1970, President and Chief Administrative Officer from December 1967 to October 1969, Secretary from May 1965 to December 1967 and a Director of the Company since May 1965. He is currently Chairman of the Board of Directors of Sunbelt Nursery Group, Inc.

  Mr. Boyd has been Executive Vice President of Frank's since June 1987 and prior thereto was employed by Frank's in various capacities since 1949.

  Mr. Ficarro was named Vice President and General Counsel on February 22, 1991. He was Associate General Counsel of the Company from May 1989 to February 1991 and has been Counsel for several of the Company's retail businesses since 1981. He is currently a director of Sunbelt Nursery Group, Inc.

  Mr. Lovejoy was named Vice President on February 22, 1991. He has been Treasurer of the Company since September 1988 and previously he had been employed by Bankers Trust Company since 1977, most recently as Vice President, Corporate Finance and Global Markets. He is currently a director of Sunbelt Nursery Group, Inc.

  Mr. Simpson was named Vice President on February 22, 1991. He has been Controller of the Company since July 1989. He was Senior Vice President and Chief Financial Officer of Consumers Distributing, Inc., from January 1988 to July 1989 and was employed by Herman's Sporting Goods, Inc. since 1973, most recently as Vice President and Controller. He is currently a director of Sunbelt Nursery Group, Inc.



ITEM 11.  EXECUTIVE COMPENSATION

  Executive Compensation and Other Information which appears on pages 8 to 16 of the Company's 1994 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information on the ownership of Company securities by certain beneficial owners and management, which appears on pages 2 and 3 of the Company's 1994 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on transactions with management and others, which appears on pages 6 and 7 and pages 15 and 16 of the Company's 1994 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A. List of documents filed as part of this report:

   1.  Financial Statements

                                                                        Page No.
                                                                        --------
  -  Report of Independent Accountants.                                    F-1

  -  Consolidated Balance Sheet - for the years                            F-2
     ended January 30, 1994 and January 31, 1993.

  -  Consolidated Statement of Income - for the                            F-3
     years ended January 30, 1994, January 31, 1993
     and January 26, 1992.

  -  Consolidated Statement of Changes in                                  F-4
     Shareholders' Equity - for the years ended
     January 30, 1994, January 31, 1993 and
     January 26, 1992.

  -  Consolidated Statement of Cash Flows - for the                        F-5
     years ended January 30, 1994, January 31, 1993
     and January 26, 1992.

  -  Notes to Consolidated Financial Statements.                           F-6



   2.  Financial Statement Schedules

     Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements for Sunbelt Nursery Group, Inc. will be filed as an amendment to this report when such statements have been filed by Sunbelt. It should be noted that the registrant wrote down its investment in Sunbelt to zero. Refer to page F-8, Note 3 for further discussion.

                                                                                Page No.
                                                                                --------
  II - Amounts receivable from related                                             F-23
       parties, underwriters, promoters
       and employees other than related
       parties - years ended January 30,
       1994, January 31, 1993 and January
       26, 1992.

   V - Property, plant and equipment - years                                       F-24
       ended January 30, 1994, January 31, 1993
       and January 26, 1992.

  VI - Accumulated depreciation of property,                                       F-24
       plant and equipment - years ended
       January 30, 1994, January 31, 1993 and
       January 26, 1992.

VIII - Valuation and qualifying accounts -                                         F-27
       years ended January 30, 1994, January
       31, 1993 and January 26, 1992.

   X - Supplementary income statement                                              F-30
       information - years ended January 30,
       1994, January 31, 1993 and January 26,
       1992.


   3.  Exhibits

       (3)  Articles of Incorporation and By-Laws:

            (a) Restated Certificate of Incorporation of the Company, filed November 13, 1968. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(a).

            (b) Certificate of Amendment, filed January 24, 1969, of the Company's Restated Certificate of Incorporation, Exhibit 3(b). Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(b).

            (c) Certificate of Amendment, filed October 30, 1969, of the Company's Restated Certificate of Incorporation. Incorporated by reference to the

                Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(c).

           (d)  Certificate of Change, filed June 15, 1977, of the
                Company's Restated Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(d).

           (e)  Composite Certificate of Incorporation of the
                Company, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(e).

           (f) Certificate of Amendment, filed June 27, 1985, of the Company's Restated Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 26, 1992, Exhibit 3(f).

           (g) By-Laws of the Company, amended as of November 6, 1986. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 3(g).

      (4)  Instruments Defining the Rights of Security Holders, Including
           Indentures:

           (a) Rights Agreement, dated as of March 7, 1990, by and between the Company and Manufacturers Hanover Trust Company. Incorporated by reference to the Company's Form 8-A Registration Statement, dated March 28, 1990, Exhibits 1 and 2.

           (b) Form of Note Purchase Agreement between Frank's Nursery & Crafts, Inc., Flower Time, Inc., and various Purchasers, dated September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(a). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange

                Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

           (c)  Indenture of Mortgage, Deed of Trust and Security
                Agreement from Frank's Nursery & Crafts, Inc., to the Connecticut Bank and Trust Company, N.A., Lese Amato and Bank of New England Trust Company, N.A., as trustees, dated as of September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(b). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

           (d)  Indenture of Mortgage, Deed of Trust and Security
                Agreement from Flower Time, Inc., to the Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(c). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

           (e)  Guaranty from General Host Corporation to the
                Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988, relating to Frank's Nursery & Crafts, Inc., notes. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988,
                Exhibit 10(d). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

           (f)  Guaranty from General Host Corporation to the
                Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988, relating to Flower Time, Inc., notes. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(e). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.


     (10) Material Contracts:

           (a) Employment Agreement, dated as of January 1, 1992 between the Company and Harris J. Ashton. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 31, 1993, Exhibit 10(a).

           (b) Agreement between the Company and a Trust established for the benefit of Mr. and Mrs. Ashton's beneficiaries dated November 1, 1989. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 27, 1991, Exhibit 10(b).

           (c)  1994 Executive Compensation Program.

           (d) Amended and Restated 1986 Stock Incentive Plan dated April 8, 1992. Incorporated by reference to the Company's Form S-8 Registration Statement dated July 24, 1992, Exhibit 28(a).

           (e)  Directors' Stock Option Plan dated March 20, 1986.
                Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 26, 1992, Exhibit 10(e).

      (11) Computation of Primary Earnings Per Share.

      (21) Subsidiaries.

      (23) Consent of Price Waterhouse

     (24) Powers of Attorney:

          (a)  C. Whitcomb Alden, Jr.           Director

          (b)  Christopher A. Forster           Director

          (c)  S. Joseph Fortunato              Director

          (d)  Weston E. Hamilton               Director

          (e)  Philip B. Harley                 Director

          (f)  Richard W. Haskel                Director

          (g)  Edward H. Hoornstra              Director

          (h)  Charles B. Johnson               Director

     Documents referred to in the list of Exhibits will be furnished upon receipt by the Vice President, General Counsel and Secretary of the Company, at the Company's principal executive offices referred to on the cover of this Form 10-K, of written requests accompanied by a fee covering the Company's reasonable expenses of $3.00 for handling and postage, plus $.25 per page for photocopying.



 B. Reports on Form 8-K

     During the last quarter of the period covered by this report, the Company did not file a report on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENERAL HOST CORPORATION


  Date:  April 15, 1994                             By  /s/Harris J. Ashton
                                                      ----------------------
                                                            Harris J. Ashton
                                                        Chairman of the Board of
                                                        Directors, President and
                                                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Date:  April 15, 1994                                 /s/Harris J. Ashton
                                                  ------------------------------
                                                         Harris J. Ashton
                                                  Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer
                                                  (Principal Executive and
                                                  Financial Officer)



   Date:  April 15, 1994                                 /s/James R. Simpson
                                                  ------------------------------
                                                         James R. Simpson
                                                             Controller
                                                  (Principal Accounting Officer)


   Date:  April 15, 1994                               C. WHITCOMB ALDEN, JR.*
                                                  ------------------------------
                                                       C. Whitcomb Alden, Jr.
                                                               Director


   Date:  April 15, 1994                               CHRISTOPHER A. FORSTER*
                                                  ------------------------------
                                                       Christopher A. Forster
                                                                Director

   Date:  April 15, 1994                               S. JOSEPH FORTUNATO*
                                                  ------------------------------
                                                       S. Joseph Fortunato
                                                              Director


   Date:  April 15, 1994                               WESTON E. HAMILTON*
                                                  ------------------------------
                                                       Weston E. Hamilton
                                                            Director


   Date:  April 15, 1994                               PHILIP B. HARLEY*
                                                  ------------------------------
                                                       Philip B. Harley
                                                           Director


   Date:  April 15, 1994                               RICHARD W. HASKEL*
                                                  ------------------------------
                                                       Richard W. Haskel
                                                           Director


   Date:  April 15, 1994                               EDWARD H. HOORNSTRA*
                                                  ------------------------------
                                                       Edward H. Hoornstra
                                                            Director


   Date:  April 15, 1994                               CHARLES B. JOHNSON*
                                                  ------------------------------
                                                       Charles B. Johnson
                                                            Director


   Date:  April 15, 1994                        *By      /s/John R. Ficarro
                                                  ------------------------------
                                                        (Attorney-in-Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Directors and Shareholders of
General Host Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) and (2) on pages 16 and 17 present fairly, in all material respects, the financial position of General Host Corporation and its subsidiaries at January 30, 1994 and January 31, 1993, and the results of their operations and their cash flows for the fiscal years ended January 30, 1994, January 31, 1993 and January 26, 1992 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the fiscal year ended January 31, 1993.





Stamford, Connecticut
March 18, 1994

CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
JANUARY 30, 1994 AND JANUARY 31, 1993


                                                       1993         1992
                                                    ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                         $   62,855   $   51,185
  Marketable securities                                    120       26,808
  Accounts and notes receivable                          4,924        6,451
  Federal income tax receivable                          2,185        3,160
  Merchandise inventory                                 87,807      121,161
  Prepaid expenses and other current assets             10,005       13,656
                                                    ----------   ----------
       Total current assets                            167,896      222,421
                                                    ----------   ----------

Property, plant and equipment, less accumulated
  depreciation of $133,756 and $113,255                280,210      273,588
Intangibles, less accumulated amortization
  of $7,881 and $6,941                                  18,038       18,978
Other assets and deferred charges                       12,061       16,032
                                                    ----------   ----------
                                                    $  478,205   $  531,019
                                                    ----------   ----------
                                                    ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   49,551   $   52,788
  Accrued expenses                                      37,365       33,404
  Provision for store closings
    and other costs                                     11,575
  Current portion of long-term debt                     18,880        5,687
                                                    ----------   ----------
       Total current liabilities                       117,371       91,879
                                                    ----------   ----------
Long-term debt:
  Senior debt                                          172,995      178,418
  Subordinated debt, less original
    issue discount                                      65,000       77,909
                                                    ----------   ----------
       Total long-term debt                            237,995      256,327
                                                    ----------   ----------

Deferred income taxes                                                20,496
Other liabilities and deferred credits                  14,125        7,959
Commitments and contingencies

Shareholders' equity:
  Common stock $1.00 par value, 100,000,000
    shares authorized, 31,752,450 shares issued         31,752       31,752
  Capital in excess of par value                        85,145       88,937
  Retained earnings                                     95,543      165,405
                                                    ----------   ----------
                                                       212,440      286,094

  Cost of 10,735,904 and 13,676,692 shares of
    common stock in treasury (less
    1,000,788 shares declared as a stock
    dividend)                                         (101,765)    (129,640)
  Notes receivable from exercise of
    stock options                                       (1,961)      (2,096)
                                                    ----------   ----------
       Total shareholders' equity                      108,714      154,358
                                                    ----------   ----------
                                                    $  478,205   $  531,019
                                                    ----------   ----------
                                                    ----------   ----------


See accompanying notes.

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993, AND JANUARY 26, 1992

                                       1993         1992         1991
                                    ----------   ---------    ---------
  Revenues:
    Sales                           $  568,602   $ 557,818    $ 520,072
    Other income                         1,338       6,970       19,248
                                    ----------   ---------    ---------
                                       569,940     564,788      539,320
                                    ----------   ---------    ---------

Costs and expenses:
  Cost of sales, including
    buying and occupancy               425,724     391,955      361,991
  Selling, general and
    administrative                     151,995     148,596      144,665
  Provision for store closings
    and other costs                     22,876
  Interest and debt expense             23,251      23,232       18,063
                                    ----------   ---------    ---------
                                       623,846     563,783      524,719
                                    ----------   ---------    ---------

Income (loss) from continuing
  operations before income taxes,
  net equity loss and investment
  write-down and minority interest     (53,906)      1,005       14,601
Income taxes                           (16,389)     (1,848)       5,460
Net equity loss and write-down of
  investment in an unconsolidated
  affiliate                            (17,703)
Minority interest                                                   438
                                    ----------   ---------    ---------


Income (loss) from continuing
  operations                           (55,220)      2,853        8,703
Income (loss) from
  discontinued operations                 (840)       (381)       5,940
                                    ----------   ---------    ---------
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting principle       (56,060)      2,472       14,643
Extraordinary loss                                                 (860)
Cumulative effect of change in
  accounting principle
  for income taxes                                   2,850
                                    ----------   ---------    ---------
Net income (loss)                   $  (56,060)  $   5,322    $  13,783
                                    ----------   ---------    ---------
                                    ----------   ---------    ---------

Earnings per share:
  Income (loss) from continuing
    operations                      $    (2.67)  $     .15    $     .46
  Income (loss) from
    discontinued operations               (.04)       (.02)         .31
                                    ----------   ---------    ---------
  Income (loss) before
    extraordinary loss and
    cumulative effect of
    change in accounting principle       (2.71)        .13          .77
  Extraordinary loss                                               (.05)
  Cumulative effect of change
    in accounting principle for
    income taxes                                       .15
                                    ----------   ---------    ---------
  Net income (loss)                 $    (2.71)  $     .28    $     .72
                                    ----------   ---------    ---------
                                    ----------   ---------    ---------

Average shares outstanding              20,697      18,989       19,021
                                    ----------   ---------    ---------
                                    ----------   ---------    ---------


See accompanying notes.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993
                             AND JANUARY 26, 1992
                            (DOLLARS IN THOUSANDS)


                                                                                                              Notes
                                                                                                            Receivable
                                                                                                  Cost of      from
                                      Shares of Common Stock    Common    Capital in              Common     Exercise    Total
                                     -----------------------     Stock     Excess of   Retained   Stock in   of Stock  Shareholders'
                                       Issued    In Treasury    Issued     Par Value   Earnings   Treasury    Options   Equity
                                     ----------  -----------   --------   ----------  ---------  ---------   ----------  ----------
Balance at January 27, 1991          31,752,450  (13,866,517)  $ 31,752   $   89,819  $ 158,913  $(131,738) $    (114)  $   148,632

Net income                                                                               13,783                              13,783
Cash dividends                                                                           (6,138)                             (6,138)
Treasury stock purchases                            (187,175)                                       (1,480)                  (1,480)
Stock options exercised                              276,000                    (799)                2,621     (1,381)          441
Income tax benefit from stock
  options exercised                                                               37                                             37
Note repayments                                                                                                   114           114
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 26, 1992          31,752,450  (13,777,692)    31,752       89,057    166,558   (130,597)    (1,381)      155,389

Net income                                                                                5,322                               5,322
Cash dividends                                                                           (6,475)                             (6,475)
Stock options exercised                              101,000                    (160)                  957       (715)           82
Income tax benefit from stock
  options exercised                                                               40                                             40
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 31, 1993          31,752,450  (13,676,692)    31,752       88,937    165,405   (129,640)    (2,096)      154,358

Net loss                                                                                (56,060)                            (56,060)
Cash dividends                                                                           (7,422)                             (7,422)
Stock dividend declared on
  March 3, 1994                                   1,000,788                   (3,106)    (6,380)     9,486
Acquisition of equity interest
  in Sunbelt Nursery Group, Inc.                  1,940,000                     (686)               18,389                   17,703
Note repayments                                                                                                   135           135
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 30, 1994          31,752,450  (10,735,904)  $ 31,752   $   85,145  $  95,543  $(101,765) $  (1,961)  $   108,714
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993, AND JANUARY 26, 1992

                                                          1993         1992         1991
                                                       ----------   ----------   ----------
Operations
  Income (loss) from continuing operations             $  (55,220)  $   2,853    $    8,703
  Noncash charges (credits) included in results:
    Depreciation and amortization                          24,610      21,179        20,325
    Net gain from sale of interest in Calloway's
      Nursery, Inc.                                                                  (7,775)
    Provision for store closings and other costs           22,876
    Deferred income taxes                                 (15,983)       (635)        1,328
    Net equity loss and write-down of investment
      in an unconsolidated affiliate                       17,703
    Other                                                     129       1,447         1,002
                                                      -----------   ---------     ---------
                                                           (5,885)     24,844        23,583
  Changes in current assets and current liabilities,
    excluding the effects of Calloway's:
    (Increase) decrease in accounts and
      notes receivable                                      3,683        (840)          121
    (Increase) decrease in federal income tax receivable      975      (3,160)        3,341
    (Increase) decrease in inventory                       33,354     (37,183)       (7,393)
    Increase in prepaid expenses                             (931)        (47)       (1,707)
    Increase (decrease) in accounts payable                (3,020)      4,087         2,448
    Increase (decrease) in accrued expenses                 3,034      (5,791)       (3,844)
    Decrease in provision for store
      closings and other costs                             (3,655)
                                                       ----------   ---------      --------
  Net cash provided by (used for) continuing
    operations                                             27,555     (18,090)       16,549
  Net cash used for discontinued operations                (1,286)     (2,271)       (2,142)
                                                       ----------   ---------      --------
                                                           26,269     (20,361)       14,407
                                                       ----------   ---------      --------

Investing activities
  Additions to property, plant and equipment              (29,946)    (47,396)      (19,347)
  Proceeds from sales of property, plant and equipment        430          38         2,166
  Proceeds from sales of businesses                                                  17,492
  Proceeds from the sales of marketable securities         26,690      94,407
  Purchases of marketable securities                                 (121,104)
                                                       ----------   ---------     ---------
  Net cash provided by (used for) investing activities     (2,826)    (74,055)          311
                                                       ----------   ---------     ---------


Financing Activities
  Net proceeds from issuance of long-term debt                        137,714
  Payment of long-term debt and capital lease
    obligations                                            (4,486)     (6,745)       (7,342)
  Repurchase of long-term debt                                        (40,545)       (4,100)
  Cash dividends paid on common stock                      (7,422)     (6,475)       (6,138)
  Treasury stock purchases                                                           (1,480)
  Stock options exercised                                     135          82           441
                                                       ----------   ---------     ---------
  Net cash provided by (used for) financing activities    (11,773)     84,031       (18,619)
                                                       ----------   ---------     ---------
Increase (decrease) in cash and cash equivalents           11,670     (10,385)       (3,901)
Cash and cash equivalents at beginning of year             51,185      61,570        65,471
                                                       ----------   ---------     ---------
Cash and cash equivalents at end of year               $   62,855   $  51,185     $  61,570
                                                       ----------   ---------     ---------
                                                       ----------   ---------     ---------



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ACCOUNTING POLICIES

THE FISCAL YEAR ends on the last Sunday in January. Fiscal year 1993 consisted of 52 weeks and ended on January 30, 1994. Fiscal year 1992 consisted of 53 weeks and ended on January 31, 1993. Fiscal year 1991 consisted of 52 weeks and ended on January 26, 1992.

  THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of General Host Corporation and its subsidiaries (the "Company"). Intercompany balances and transactions are eliminated.

  CASH EQUIVALENTS are highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

  MARKETABLE SECURITIES are carried at the lower of cost or market. Declines in market value below cost that are other than temporary are charged to operations in the period that the determination is made.

  MERCHANDISE INVENTORIES are valued at the lower of first-in, first-out cost or market.

  PRE-OPENING COSTS are costs incurred in the opening of new stores (primarily payroll costs) which are capitalized prior to the opening of a new store and amortized over a one year period commencing with the first period after the new store opens.

  STORE CLOSING COSTS include provisions for estimated future net lease obligations, nonrecoverable investments in fixed assets, and other expenses directly related to discontinuance of operations and estimated operating losses through expected closing dates. Provisions for store closings are charged to operations in the period when the decision is made to close a retail unit.

  PROPERTY, PLANT AND EQUIPMENT, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the terms of the respective leases, or if shorter, the estimated useful lives.

  INTANGIBLES, including costs in excess of net assets of acquired businesses, are amortized over the estimated periods of related benefit, ranging from 10 to 40 years, using the straight-line method. On an annual basis the Company reviews the recoverability of intangibles, specifically goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill from expected future operating cash flows on an undiscounted basis.

  OTHER POSTRETIREMENT BENEFITS are recognized in the financial statements during the period in which service is provided to the Company under Statement of Financial Accounting Standards No. 106 (SFAS No. 106). See Note 13 for further description.

  LEASES which meet the accounting criteria for capital leases are recorded as property, plant and equipment, and the related capital lease obligations (the aggregate present value of minimum future lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in long-term debt. Depreciation and interest are charged to expense, and rent payments are treated as payments of long-term debt, accrued interest and executory costs. All other leases are accounted for as operating leases, and rent payments are charged to expense as incurred.

  INCOME TAX EXPENSE is based on the asset and liability method under Statement of Financial Accounting Standards No. 109 (SFAS No. 109).

  PRIMARY EARNINGS PER SHARE is based on the weighted average number of common shares outstanding, which includes 1,000,788 shares representing the 5% stock dividend without regard to rounding.

  FULLY DILUTED EARNINGS PER SHARE is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense on the 8% Convertible Subordinated Notes is added back to net earnings. Fully diluted earnings per share impacted only the first quarter of 1993 and 1992.

  SUBSEQUENT TO FISCAL 1993 a 5% stock dividend was declared by the Board of Directors for shareholders of record on March 18, 1994. The stock dividend is payable on April 8, 1994 and all stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.


NOTE 2: PROVISION FOR STORE CLOSINGS

During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. The intent of the plan is to focus on improving the Company's long-term profitability. The decision resulted in the Company recording a reserve of $22,876,000 ($15,098,000 net of tax benefit) in the 1993 fourth quarter comprised primarily of $19,944,000 for the closing of the 26 stores and $2,932,000 primarily for expected losses on the sale of the other properties. The $19,944,000 store closing reserve includes a provision for termination of lease agreements, brokers fees and legal costs of $12,862,000 representing expected future cash outflows; a provision of $3,518,000 for expected losses from the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores (sale of real estate is expected to generate $3,938,000 of proceeds over the next two years); and a provision of $3,564,000 representing operating losses for January 1994 through closure date and employee severance for the closed stores. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994. The reserve of $2,932,000 primarily for expected losses on the sale of other properties is estimated to bring future cash flows of $1,526,000 over the next two years.


  NOTE 3:  EQUITY INTEREST IN SUNBELT NURSERY GROUP, INC.

In April 1993 the Company acquired a 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") by exchanging 1,940,000 shares of its common stock for 4,200,000 shares of common stock of Sunbelt held by Pier 1 Imports, Inc. The Sunbelt investment was recorded on the General Host consolidated balance sheet at the time of acquisition based upon fair value. The 4,200,000 shares of Sunbelt have been pledged as security for payment of a $12,000,000 revolving credit facility, between Sunbelt and Pier 1 Imports, Inc., which matures in April 1994. Since the third quarter of 1993, the Company has been reviewing its equity interest in Sunbelt because of Sunbelt's lack of long-term financing. As of late March 1994, Sunbelt still had been unable to secure such financing. Consequently, the Company decided to reduce to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993. This resulted in an additional charge of $15,746,000 which, when combined with the net equity losses recognized through the 1993 third quarter of $1,957,000, amounts to $17,703,000 for fiscal 1993.


NOTE 4: DISCONTINUED OPERATIONS

In prior years' the Company has sold businesses which have been treated as discontinued operations for financial statement presentation.

  As of January 30, 1994 and January 31, 1993 there were no remaining assets. The liabilities for discontinued operations sold in prior years' were as follows:

(In thousands)                          1993         1992
- ------------------------------------------------------------
Accrued expenses                     $  1,059     $  1,091
Other liabilities                       1,547        1,961
                                     --------     --------
Total                                $  2,606     $  3,052
                                     --------     --------
                                     --------     --------

  The Company charged to discontinued operations losses of $840,000 or $.04 per share in 1993 and $381,000 or $.02 per share after income tax benefit in 1992 for lease obligations which extend to the year 2001 for businesses sold in prior years (Note 15).

  Income from discontinued operations in 1991 of $5,940,000 represented the elimination of income tax reserves no longer required that were related to businesses sold in 1987 which were treated as discontinued operations.


NOTE 5: OTHER INCOME

- -----------------------------------------------------------
(In thousands)                1993       1992       1991
- -----------------------------------------------------------
Interest on cash
  equivalents and
  marketable securities      $  1,046   $  3,777   $  1,981
Gain on the sale of
  Calloway's Nursery, Inc.
  (Note 17)                                          13,500
Non-competition agreement
 income                                    1,615      3,537
Dividend income                    10      1,211        174
Miscellaneous                     282        367         56
                             --------   --------   --------
                             $  1,338   $  6,970   $ 19,248
                             --------   --------   --------
                             --------   --------   --------



NOTE 6: INCOME TAXES

The Company adopted SFAS No. 109 retroactively as of January 27, 1992, the beginning of the 1992 fiscal year. The cumulative effect of adopting SFAS No. 109 increased net income for the 1992 fiscal year by $2,850,000. The 1991 fiscal year was not restated for the adoption of SFAS No. 109.

         The components of the income tax provisions are as follows:

- -------------------------------------------------------------------------------
(In thousands)                                     1993       1992        1991
- -------------------------------------------------------------------------------
CONTINUING OPERATIONS:

  Current federal income taxes                  $ (1,730)   $  (166)   $ 4,085
  Current state and other income taxes             1,324     (1,200)       163
  Deferred federal income taxes                  (13,859)     1,218      1,258
  Deferred state and other income taxes           (2,124)    (1,700)       (46)
                                                --------    -------    -------
                                                 (16,389)    (1,848)     5,460
                                                --------    -------    -------


DISCONTINUED OPERATIONS:

  Current federal income taxes                                 (144)
  Current state and other income taxes                                  (2,000)
  Deferred federal income taxes                                 (52)     3,060
  Deferred state and other income taxes                                 (7,000)
                                                --------    -------    -------
                                                               (196)    (5,940)
                                                --------    -------    -------

EXTRAORDINARY LOSSES:

  Current federal income taxes                                 (443)
  Deferred federal income taxes                                 443       (443)

  Deferred state and other income taxes                                    (69)
                                                --------    -------    -------
                                                                          (512)
                                                --------    -------     ------
Total income taxes (benefit)                    $(16,389)   $(2,044)   $  (992)
                                                --------    -------    -------
                                                --------    -------    -------

          Differences between income taxes of continuing operations and income taxes based on statutory federal income tax rates applied to income before taxes are as follows:

- -------------------------------------------------------------------------------
(In thousands)                                     1993       1992        1991
- -------------------------------------------------------------------------------
Federal income taxes based on
   statutory rates                              $(18,867)   $   342    $4,964
Increases (decreases) from:
   Limitation on utilization
     of tax benefits                               2,262
   Dividends received deduction                                (286)

   Elimination of reserves no
     longer required                                (528)    (1,914)
   Effect of graduated rates                         539
   Amortization of intangibles
     and other acquisition costs                     136        136       599
   Other                                              69       (126)     (103)
                                                --------    -------    ------
                                                $(16,389)   $(1,848)   $5,460
                                                --------    -------    ------
                                                --------    -------    ------

  The tax effects of the principal temporary deferred tax assets and liabilities are as follows:


- ----------------------------------------------------------------------
(In thousands)                                  1993           1992
- ----------------------------------------------------------------------
Property, plant & equipment                  $ (19,647)     $ (17,298)
Other                                                          (3,198)
                                             ---------      ---------
Net deferred liabilities                       (19,647)       (20,496)
                                             ---------      ---------

Inventory                                          875          1,406
Accrued expenses                                 2,943          3,107
Other                                              271
Loss on equity investment in an
  unconsolidated affiliate                       6,019
Store closing reserve                            6,977
NOL carryforward                                11,129
                                             ---------      ---------
Net deferred assets                             28,214          4,513
                                             ---------      ---------

Net deferred asset (liability)                   8,567        (15,983)
Valuation allowance                             (8,567)
                                             ---------      ---------

Net deferred tax liability                   $     --       $ (15,983)
                                             ---------      ---------
                                             ---------      ---------


  Due to the operating loss and the loss from the Company's investment in an unconsolidated affiliate in 1993, the Company has provided a valuation allowance against the net deferred tax asset. The federal tax NOL carryforward approximates $32,500,000 and will expire in January 2009.


NOTE 7: PROPERTY, PLANT AND EQUIPMENT

- -----------------------------------------------------------------
(In thousands)                           1993       1992
- -----------------------------------------------------------------
Land                                   $ 45,960   $ 45,258
Buildings:
  Owned                                 172,328    162,359
  Capital leases (Note 11)               23,717     25,690
Equipment                               115,550    103,004
Leasehold improvements                   52,587     44,732
Construction in progress                  3,824      5,800
                                       --------   --------
                                        413,966    386,843

Less accumulated depreciation,
  including capital lease amounts
  of $13,023 and $13,073                133,756    113,255
                                       $280,210   $273,588
                                       --------   --------
                                       --------   --------

Interest cost capitalized as property, plant and equipment amounted to $542,000 in 1993, $1,000,000 in 1992 and $38,000 in 1991.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable include amounts payable to brokers for purchases of cash equivalents of $24,998,000 in 1993 and $14,999,000 in 1992.

  Accrued expenses are as follows:

- -----------------------------------------------------------------
(In thousands)                           1993       1992
- -----------------------------------------------------------------
Income taxes                           $ 2,253    $   383
Taxes, other than income taxes           7,031      6,357
Payroll                                  4,087      5,115
Insurance                                3,899      4,164
Interest                                 8,193      7,210
Other                                   11,902     10,175
                                       -------    -------
                                       $37,365    $33,404
                                       -------    -------
                                       -------    -------


NOTE 9: LONG-TERM DEBT

- -----------------------------------------------------------------
(In thousands)                           1993       1992
- -----------------------------------------------------------------
SENIOR DEBT:
  Adjustable Rate First Mortgage
    Notes due December 31, 1995        $ 80,750   $ 84,313
  11 1/2% Senior Notes due
    February 15, 2002                    78,000     78,000
  Capital leases (Note 11)               19,934     21,792
                                       --------   --------
                                        178,684    184,105
Less current portion                      5,689      5,687
                                       --------   --------
                                        172,995    178,418
                                       --------   --------

SUBORDINATED DEBT:
  8% Convertible Subordinated Notes
     due February 15, 2002               65,000     65,000
  7% Subordinated Debentures due
     February 1, 1994, less
     original issue discount of
     $282 for 1992                       13,191     12,909
                                       --------   --------
                                         78,191     77,909
Less current portion                     13,191
                                       --------   --------
                                         65,000     77,909
                                       --------   --------

Total long-term debt                   $237,995   $256,327
                                       --------   --------
                                       --------   --------


In February 1992 the Company concluded a combined public offering for $78,000,000 of Senior Notes due 2002 and $65,000,000 of Convertible Subordinated Notes due 2002. The Senior Notes, issued at par, bear interest at 11 1/2%. The Convertible

Subordinated Notes, issued at par, bear interest at 8% and are convertible into common stock of the Company at a conversion price of $9.88 per share, subject to adjustments in certain events. The Company received net proceeds of $137,714,000 after deducting fees and expenses and used $37,620,000 of the proceeds to retire the principal balance of the 11 7/8% Senior Subordinated Notes in April 1992. In connection with the retirement of the 11 7/8% Notes, the Company wrote-off the related original issue discount and unamortized debt expenses in the 1991 fiscal year resulting in an extraordinary loss of $860,000 after income tax benefit.

  The Mortgage Notes due December 31, 1995 bear interest at 1 1/2% above the three-month London Interbank Offered Rate (LIBOR) and are repayable in $1,187,500 quarterly installments. At January 30, 1994 the interest rate was 4.9%. The Mortgage Notes are secured by first mortgages of 67 nursery and crafts retail stores having a net book value of $88,672,000 including equipment at January 30, 1994.

  On January 30, 1994 the Company had a $25,000,000 unsecured credit agreement with a bank. The revolving credit agreement is committed through July 19, 1996. There is a commitment fee of 1/2 of 1% on the unused portion. At the Company's option, interest under the agreement may be based on LIBOR or the certificate of deposit rate, as defined in the agreement, instead of on the prime rate. The Company borrowed $25,000,000 under the agreement in September 1993 and repaid the full amount in November 1993. In February 1994 there was an amendment to the agreement which reduced the available credit to $15,000,000. The Company subsequently borrowed $15,000,000.

  The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective January 30, 1994 the Company obtained a waiver of the required minimum level of earnings, tangible net worth and required financial ratios. The waiver enabled the Company to comply with the aforementioned bank loan covenants at January 30, 1994. It is likely that the Company will not be in compliance with the bank loan covenants at the end of the 1994 first quarter. There is no assurance that the Company will be able to obtain a waiver at that time. But the Company anticipates repayment of all outstanding sums prior to that date.

  Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $14,763,000 at January 30, 1994.

  The Company also has available unsecured short-term lines of credit under which $15,000,000 may be borrowed at the prime rate or at other rates as offered by various banks. These agreements require the Company to maintain average compensating balances of up to 4% of the credit line. During 1993 no amounts were borrowed under these agreements.

  The 7% Debentures were redeemed on February 1, 1994. Amortization of the original issue discount was based on an effective interest rate of 9% and amounted to $282,000 in 1993, $261,000 in 1992 and $232,000 in 1991.

  Aggregate maturities of long-term debt for the five years subsequent to 1993, excluding capital lease obligations (Note 11), are $17,941,000 in 1994, $76,000,000 in 1995, $-0- in 1996, $-0- in 1997 and $-0- in 1998.


NOTE 10: SHAREHOLDERS' EQUITY

The Company's 1986 stock incentive plan, as amended in 1992, provides for the granting of options to purchase up to 2,500,000 shares of common stock.
Options are granted to key employees and expire no later than ten years after grant. The directors' stock option plan provides for the issuance of options to members of the Board of Directors who are not employees of the Company; options expire no later than five years after grant. Under both plans, options are granted at prices not less than fair market value on the date of grant.

  Changes in stock options during the three years ended January 30, 1994 are as follows:

                                         Shares     Option Prices
                                       ---------    -------------
OUTSTANDING AT JANUARY 27, 1991          980,500    $ 5.50-14.38

Options granted                           48,750            8.50
Options exercised                       (276,000)     5.50- 8.75
Options cancelled                       (179,000)     5.50-14.38
                                        ---------    ------------

OUTSTANDING AT JANUARY 26, 1992          574,250      5.50-14.38

Options granted                          400,000      8.25- 9.00
Options exercised                       (101,000)     7.31- 8.50
Options cancelled                        (70,000)     7.31- 8.50
                                       ---------    ------------

OUTSTANDING AT JANUARY 31, 1993          803,250      5.50-14.38

Options granted                          166,150      8.38-10.06
Options cancelled                        (26,000)     8.50-10.06
                                       ---------     -----------

OUTSTANDING AT JANUARY 30, 1994          943,400    $ 5.50-14.38
                                       ---------    ------------
                                       ---------    ------------


  At January 30, 1994 outstanding options for 777,750 shares are exercisable and 1,509,100 shares are available for granting additional options.

  The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of $1.00 par value preferred stock, none of which has been issued.

  Each share of the Company's common stock carries with it one right to purchase one additional share of common stock from the Company for $60 upon the occurrence of certain events, at which time the rights become exercisable. Separate rights certificates will then be issued and the rights can be traded separately. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder, upon payment of the exercise price, to receive a number of shares of the surviving corporation's common stock equal to the exercise price divided by 50% of the market price. At the Company's option, the rights are redeemable in their entirety at $.01 per right. The rights are subject to adjustment to prevent dilution and expire March 7, 1995.


NOTE 11: LEASES

The Company's capital leases are principally for offices and retail stores, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations.

  At January 30, 1994 lease obligations under capital leases, included in long-term debt (Note 9), and operating leases with lease terms longer than one year, are as follows:

- -----------------------------------------------------------------
                                           Capital     Operating
(In thousands)                             Leases       Leases
- -----------------------------------------------------------------
     Payable in    1994                   $  3,128     $ 17,561
                   1995                      3,251       17,168
                   1996                      3,245       15,589
                   1997                      3,246       14,735
                   1998                      3,175       13,894
     Payable after 1998                     23,208      122,640
                                          --------     --------

     Total minimum lease obligations        39,253     $201,587
                                                       --------
                                                       --------

     Executory costs                           (73)
     Amount representing future interest   (19,246)
                                          --------

     Present value of net minimum lease
      obligations                         $ 19,934
                                          --------
                                          --------

     Future sublease rental income                     $  4,802
                                                       --------
                                                       --------

  Rent expense was $24,602,000 in 1993, $22,976,000 in 1992 and $20,838,000 in
1991. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $804,000 in 1993, $634,000 in 1992 and $508,000 in 1991 and is reduced by sublease rental income of $824,000 in 1993, $924,000 in 1992 and $879,000 in 1991.

NOTE 12: PENSION PLAN

Retirement benefits for both salaried and hourly employees were provided through a noncontributory, defined contribution plan. Contributions were a percent of each covered employee's salary. Costs of the plan charged to operations were $2,041,000 in 1991. Effective September 1992 the plan was amended and contributions are now determined by the Board of Directors based upon assessment of the Company's fiscal year's profitability as related to pre-established financial objectives. There were no contributions made to the plan for 1993 and 1992. The plan also includes a 401(k) component, permitting employees to invest from 1% to 10% of their salary in the employee's choice of an equity fund, a balanced fund or a fixed income fund. The Company does not match employee contributions.

  The Company also sponsors a noncontributory, defined benefit pension plan which covers former hourly employees of several discontinued operations and provides pension benefits of stated amounts multiplied by years of service. The Company contributes to this plan based on funding requirements determined by consulting actuaries using the accrued benefit (unit credit) method.

  Net periodic pension cost consisted of the following:

- ------------------------------------------------------------------------
(In thousands)                           1993       1992        1991
- ------------------------------------------------------------------------
Interest cost on projected benefit
  obligations                          $  2,289   $  2,381   $  2,563
Actual return on plan assets             (3,342)    (4,042)    (5,729)
Net amortization and deferrals              610      1,369      3,324
                                       --------   --------   --------
Net periodic pension (income) expense  $   (443)  $   (292)  $    158
                                       --------   --------   --------
                                       --------   --------   --------

  The following table summarizes the plan's funding status and the liability recognized in the consolidated balance sheet as of January 30, 1994 and January 31, 1993:


- ------------------------------------------------------------
(In thousands)                           1993       1992
- ------------------------------------------------------------
Actuarial present value of
  pension benefit obligations,
  all of which are vested              $(30,787)  $(30,266)

Plan assets at fair value                31,944     32,158

Unrecognized gain                        (1,404)    (2,582)
                                       --------   --------

Pension liability in the
  consolidated balance sheet           $   (247)  $   (690)
                                       --------   --------
                                       --------   --------


  The above amounts were determined as of December 31 each year. The assumed discount rate for projected benefit obligations was 7.25% for 1993 and 8% for 1992. The expected long-term return on plan assets was 9% for 1993 and 1992.

  The assets of the plan consist primarily of U.S. government securities and listed stocks and bonds, including common stock of the Company with a quoted market value of $2,461,000 at December 31, 1993 and $3,252,000 at December 31, 1992.


NOTE 13: OTHER POSTRETIREMENT BENEFITS

The Company provides certain life insurance benefits to eligible retired employees. The cost of this benefit is not significant to the Company. In addition, the Company has provided for certain health care and life insurance benefits which cover former hourly employees of several discontinued operations. The unfunded liability for these benefits has been previously provided for in the consolidated financial statements of the Company.

  The Company adopted SFAS No. 106 as of February 1, 1994. The Statement requires that the cost of such benefits be recognized in the financial statements during the period employees provide service to the Company. The Company elected to immediately recognize the accumulated liability. At the date of adoption, the unrecognized accumulated liability was not material to the consolidated financial statements of the Company. Prior years' financial statements have not been restated.

  The accrued postretirement liability recognized in the consolidated balance sheet as of January 30, 1994 was $1,463,000 and the net periodic postretirement benefit cost for 1993 was $99,000. The amounts were determined as of December 31, 1993. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11% in 1993 grading down uniformly to 6% in 2005. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation would be increased by 7.6% for 1993. The effect of this change on the interest cost component of net periodic postretirement benefit cost for 1993 would be an increase of 8%.


NOTE 14: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS
The carrying value amount approximates fair value because of the short maturity of those investments.

MARKETABLE SECURITIES
The carrying value amount approximates fair value because they are recorded at the lower of cost or market and declines in market below cost that are other than temporary are charged to operations.

INVESTMENT IN UNCONSOLIDATED AFFILIATE
The carrying value represents the fair value of the Sunbelt investment at the time of acquisition subsequently reduced by the Company's share of Sunbelt losses and the write-down of the investment to zero. Market value is based upon the quoted market price of Sunbelt common stock.

OTHER INVESTMENTS
The Company's other investments represent investments in untraded companies. Based upon the Company's review of the financial statements of these companies the carrying amount approximates fair value.

LONG-TERM DEBT
The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  The estimated fair values of the Company's financial instruments at January 30, 1994 and January 31, 1993 are as follows:

- ----------------------------------------------------------------------------
(In thousands)                          1993                    1992
- ----------------------------------------------------------------------------
                               CARRYING       FAIR     CARRYING      FAIR
                                AMOUNT        VALUE      AMOUNT      VALUE
- ----------------------------------------------------------------------------
Cash and cash equivalents     $  62,855     $  62,855  $  51,185   $ 51,185
Marketable securities               120           120     26,808     26,808
Investment in
  unconsolidated affiliate           --        13,650
Other investments                 2,277         2,277      3,927      3,927
Long-term debt                  256,875       256,290    262,014    276,336


NOTE 15: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse affect on future results of operations or the consolidated financial position of the Company.


  The Company has certain lease obligations which extend to the year 2001 for businesses sold. In the opinion of management, any ultimate liability arising from or related to these obligations, to the extent not otherwise provided for, should not have a material adverse effect on future operations or the consolidated financial position of the Company.


NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Income tax payments were $922,000 in 1993, $6,409,000 in 1992 and $800,000 in
1991.  Interest payments were $20,912,000 in 1993, $17,935,000 in 1992, and
$16,950,000 in 1991. Noncash investing and financing activities included the issuance of 1,940,000 shares of common stock having a market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

NET CASH USED FOR DISCONTINUED OPERATIONS:

Net cash used for discontinued operations for fiscal 1991 is primarily related to payments made to fund a defined benefit pension plan which covers former hourly employees of several discontinued operations (Note 12).

  Net cash used for discontinued operations for fiscal 1993 and 1992 is primarily related to payments related to businesses sold in prior years which were treated as discontinued operations and in 1992 included payments made to fund a defined benefit pension plan which covers former hourly employees of several discontinued operations.


NOTE 17: CALLOWAY'S NURSERY, INC.

In July 1991 the Company sold, in an initial public offering, 3,200,000 shares of common stock of Calloway's Nursery, Inc. representing all of the Company's 80% interest in Calloway's. A gain of approximately $13,500,000 ($7,775,000 net of taxes) was recognized in other income for the 1991 fiscal year.

  Calloway's results of operations, included in the Company's Consolidated Statement of Income, are as follows:


- -------------------------------------------------------
(In thousands)                                   1991
- -------------------------------------------------------
Sales                                          $ 18,888
                                               --------
                                               --------

Income from
  continuing operations                        $  1,775
                                               --------
                                               --------

Earnings per share from
  continuing operations                        $    .10
                                               --------
                                               --------


  Pro forma results of operations for the Company, excluding Calloway's are as follows:



- -------------------------------------------------------
(In thousands)                                   1991
- -------------------------------------------------------
Sales                                          $501,184
                                               --------
                                               --------

Income from
 continuing operations                         $  6,928 1
                                               --------
                                               --------

Earnings per share from
  continuing operations                        $    .38 1
                                               --------
                                               --------


  1  Includes a gain of $7,775 on the sale of Calloway's Nursery, Inc.

QUARTERLY INFORMATION

- --------------------------------------------------------------------------------------------------------
                                                   Fourth
                                                  Quarter         Third          Second         First
                                             (12 wks in 1993)    Quarter        Quarter        Quarter
                                             (13 wks in 1992)    (12 wks)       (12 wks)       (16 wks)
- --------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
1993 (2)(4)

Sales                                             $166,347       $105,370       $108,882       $188,003
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Cost of sales, including buying and occupancy     $131,827       $ 81,240       $ 84,657       $128,000
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Income (loss) from continuing operations
  before income taxes and net equity
  loss and investment write-down                  $(35,796)      $(13,918)      $(12,234)      $  8,042
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Loss from discontinued operations                 $   (840)
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Net income (loss)                                 $(42,678)(1)   $(11,406)      $ (8,552)      $  6,576
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Primary earnings per share (5):
  Income (loss) from continuing operations        $  (1.99)      $   (.54)      $   (.41)      $    .33
  Loss from discontinued operations                   (.04)

                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------
  Net income (loss)                               $  (2.03)     $    (.54)      $   (.41)      $    .33
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Fully diluted earnings per share (5):
  Income (loss) from continuing operations        $  (1.99)      $   (.54)      $   (.41)      $    .29
  Loss from discontinued operations                   (.04)
                                                  --------       --------       --------       --------
  Net income (loss)                               $  (2.03)      $   (.54)      $   (.41)      $    .29
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

1992 (3)(4)

Sales                                             $164,677       $100,182       $120,418       $172,541
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Cost of sales, including buying and occupancy     $117,853       $ 73,448       $ 86,596       $114,058
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Income (loss) from continuing operations
  before income taxes                             $   (649)      $ (9,262)      $    200       $ 10,716
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Loss from discontinued operations                 $   (381)
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Cumulative effect of change in
  accounting principle                                                                         $  2,850
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Net income (loss)                                 $    258       $ (4,991)      $    132       $  9,923
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Primary earnings per share (5):
   Income (loss) from continuing operations       $    .03       $   (.26)      $    .01       $    .37
   Loss from discontinued operations                  (.02)
   Cumulative effect of change in
      accounting principle                                                                          .15
                                                  --------       --------       --------       --------

   Net income (loss)                              $    .01       $   (.26)      $    .01       $    .52
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

Fully diluted earnings per share (5):
   Income (loss) from continuing operations       $    .03       $   (.26)      $    .01       $    .33
   Loss from discontinued operations                  (.02)
   Cumulative effect of change in
      accounting principle                                                                          .12
                                                  --------       --------       --------       --------

   Net income (loss)                              $    .01       $   (.26)      $    .01       $    .45
                                                  --------       --------       --------       --------
                                                  --------       --------       --------       --------

  1 Includes $22,876 ($15,098 net of tax benefit) representing a reserve for store closings and other costs and $15,746 representing the write-down of the Sunbelt investment.

  2 Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $3,056, or $.15 per share, and the fourth quarter net loss would have increased by $3,056 or $.15 per share.

  3 The 1992 quarters have been restated for the effect of the adoption of SFAS No. 109, "Accounting for Income Taxes". The effect of this restatement on fiscal 1992 was to increase first quarter net income by $3,337 or $.18 per share, including the $2,850 or $.16 per share cumulative effect; decrease second quarter net income by $39 with no per share impact; decrease third quarter net income by $514 or $.03 per share; and increase fourth quarter net income by $66 with no per share impact.

  4 Share and per share data have been restated to reflect the 5% stock dividend.

  5 Due to changes in the number of shares outstanding during the year, quarterly earnings per share do not necessarily add to the totals for the year.

FIVE YEAR FINANCIAL DATA


- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                       1993           1992           1991           1990          1989
                                                             --------       --------       --------       --------      --------
Sales of continuing operations                               $568,602       $557,818       $520,072       $515,470     $495,767
Income (loss) from continuing operations before
  income taxes                                               $(53,906)1     $  1,005       $ 14,601 4     $  1,757     $(12,408)7
Income (loss) from continuing operations                     $(55,220)      $  2,853 2     $  8,703       $  3,303 6   $  1,423 8
Net income (loss)                                            $(56,060)      $  5,322 3     $ 13,783 5     $  3,303     $ (2,001)
Income (Loss) per share from continuing operations 9         $  (2.67)1     $    .15 2     $    .46 4     $    .17 6   $    .07 8
Net income (loss) per share 9                                $  (2.71)      $    .28 3     $    .72 5     $    .17     $   (.10)
Cash dividends per share                                     $    .38       $    .36       $    .34       $    .32     $    .30
Average shares outstanding 9                                   20,697         18,989         19,021         19,479       20,363
Working capital                                              $ 50,525       $130,542       $ 62,278       $ 60,240     $ 92,023
Ratio of current assets to current liabilities                  1.4-1          2.4-1          1.6-1          1.6-1        1.7-1
Total year-end assets                                        $478,205       $531,019       $435,304       $445,735     $505,456
Long-term debt, including current portion                    $256,875       $262,014       $166,043       $177,743     $221,375
Shareholders' equity                                         $108,714       $154,358       $155,389       $148,632     $156,711
Long-term debt as a percentage of total capitalization            70%            63%            52%            54%          59%
Number of common shares outstanding 9                          21,017         19,077         18,976         18,887       19,999
Book value per share 9,10                                    $   5.27       $   8.20       $   8.26       $   7.88     $   7.88
Price range per share as traded on the
 New York Stock Exchange                                    $10 5/8-5 7/8  $10 1/2-7 3/4  $9 3/4-5 7/8  $7 1/2-3 7/8 $9 3/4-5 1/8
- ----------------------------------------------------------------------------------------------------------------------------------

 1 Includes $22,876 ($15,098 net of taxes) representing a reserve for store closings and other costs and $17,703 representing the net equity loss and write-down of the Sunbelt investment.

 2    Includes $1,914 of income tax reserves no longer required.

 3 Includes $2,850 representing the cumulative effect of the Company's adoption of SFAS 109.

 4 Includes gain from the sale of Calloway's Nursery, Inc. of approximately $13,503 ($7,775 net of taxes).

 5 Includes $5,940 of income tax reserves no longer required that were related to discontinued operations.

 6    Includes $2,651 of income tax reserves no longer required.

 7 Includes loss of $4,521 ($2,758 net of taxes) recognized on a noncurrent marketable equity security.

 8    Includes $8,628 of income tax reserves no longer required.

 9 Share and per share data have been restated to reflect the 5% stock dividend described in Note 1 of the Notes to Consolidated Financial Statements.

10    Includes notes receivable from exercise of stock options.

                                                                     Schedule II

                            GENERAL HOST CORPORATION
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                            UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES

   FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 and JANUARY 26, 1992
                                 (In thousands)





                                                                           Deductions      Balance at
                                                                           ----------      End of Year
                                                                          Amortization    -------------
                     Interest   Year of  Beginning             Amounts      of Loan               Non-
Employees (1)          Rates   Maturity   of Year   Additions  Collected  Forgiveness  Current  Current
- -------------------  --------  --------  ---------  ---------  ---------  -----------  -------  -------
Year Ended January 30, 1994:

Harris J. Ashton       6%      1995/96/97  $2,505                $  25                           $2,480
C. Whitcomb Alden, Jr. 6%        1997/98      110     $    14                                       124
Philip B. Harley       6%        1997         110                  110
Robert M. Lovejoy      6%      1996/97/98      88          41                                       129

Year Ended January 31, 1993:

Harris J. Ashton       6%      1995/96/97  $2,035     $   495    $  25                           $2,505
C. Whitcomb Alden, Jr. 6%        1997                     110                                       110
Philip B. Harley       6%        1997                     110                                       110

Year Ended January 26, 1992:

Harris J. Ashton       6%       1995/96    $  831     $ 1,381    $ 177                           $2,035
Robert Ench            6%        1991         250                  250
Daniel J. Gilmartin   4%/6%      1992         178                  178


 (1) Includes notes receivable arising from exercise of stock options and notes receivable to purchase the Company's Common Stock.

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 30, 1994
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                               Other
                                                                 Transfers    Changes
                                                       Sales or   Between     -------      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 45,258      $    33        $   177   $    846    $             $ 45,960
Buildings                  188,049        1,203          1,973      8,766                   196,045
Equipment                  103,004        6,213            321      6,654                   115,550
Leasehold improvements      44,732        1,217            198      6,836                    52,587
Construction in progress     5,800       21,280            154    (23,102)                    3,824
                          --------      -------        -------   --------    ---------     --------
                          $386,843      $29,946        $ 2,823   $    -0-    $             $413,966
                          --------      -------        -------   --------    ---------     --------
                          --------      -------        -------   --------    ---------     --------

                                                                    Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $ 51,617        $ 7,498         $ 1,265         $               $ 57,850
Equipment                   47,399         10,478             277                           57,600
Leasehold improvements      14,239          4,209             142                           18,306
                          --------        -------         -------         --------        --------
                          $113,255        $22,185         $ 1,684         $               $133,756
                          --------        -------         -------         --------        --------
                          --------        -------         -------         --------        --------


 (1) The estimated useful lives used in computing depreciation of plant and equipment, including capital leases, are: buildings, 10-40 years; equipment, 3-20 years; or, if appropriate, for certain capital leases, the terms of the leases.

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 31, 1993
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                               Other
                                                                 Transfers    Changes
                                                       Sales or   Between     -------      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 40,164      $ 5,094                                            $ 45,258
Buildings                  173,054        4,635        $   168   $  9,311    $  1,217       188,049
Equipment                   81,785       10,629            178     10,437         331       103,004
Leasehold improvements      36,488        3,671                     4,227         346        44,732
Construction in progress     6,413       23,367              5    (23,975)                    5,800
                          --------      -------        -------   --------    --------      --------
                          $337,904      $47,396        $   351   $    -0-    $  1,894 (2)  $386,843
                          --------      -------        -------   --------    --------      --------
                          --------      -------        -------   --------    --------      --------


                                                                     Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $45,025        $ 6,648           $   169        $   113         $ 51,617
Equipment                  38,738          8,655               144            150           47,399
Leasehold improvements     10,985          3,191                               63           14,239
                          -------        -------           -------        -------         --------
                          $94,748        $18,494           $   313        $   326 (2)     $113,255
                          -------        -------           -------        -------         --------
                          -------        -------           -------        -------         --------

 (1) The estimated useful lives used in computing depreciation of plant and equipment, including capital leases, are: buildings, 10-40 years; equipment, 3-20 years; or, if appropriate, for certain capital leases, the terms of the leases.

 (2) Represents the adjustment to carrying values of plant and equipment which resulted from the adoption of SFAS No. 109, "Accounting for Income Taxes".

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 26, 1992
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                 Transfers     Other
                                                       Sales or   Between     Changes      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 41,593      $   600        $   408               $(1,621)      $ 40,164
Buildings                  175,153        1,108          1,896   $  1,079     (2,390)       173,054
Equipment                   77,400        4,539            144      1,476     (1,486)        81,785
Leasehold improvements      32,351        1,138            378      3,907       (530)        36,488
Construction in progress       913       11,962                    (6,462)                    6,413
                          --------      -------        -------   --------    -------       --------
                          $327,410      $19,347        $ 2,826   $    -0-    $(6,027)(2)   $337,904
                          --------      -------        -------   --------    -------       --------
                          --------      -------        -------   --------    -------       --------


                                                                     Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $38,548        $ 6,945           $ 390           $   (78)       $45,025
Equipment                  31,769          8,260             143            (1,148)        38,738
Leasehold improvements      8,466          2,733             127               (87)        10,985
                          -------        -------           -----           -------        -------
                          $78,783        $17,938           $ 660           $(1,313)(2)    $94,748
                          -------        -------           -----           -------        -------
                          -------        -------           -----           -------        -------


 (1) The estimated useful lives used in computing depreciation of plant and equipment, including capital leases, are: buildings, 10-35 years; equipment, 4-10 years; or, if appropriate, for certain capital leases, the terms of the leases.

 (2) Represents the sale of property, plant and equipment relating to the sale of Calloway's Nursery, Inc. and the write-off of fully depreciated assets.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 30, 1994
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Deducted from marketable securities:
  Valuation allowance for marketable
    securities                              $    10                                   $    10      $  -0-

Deducted from accounts receivable:
  Allowance for doubtful accounts               101       $    100                          1         200

Non-current assets:
  Accumulated amortization of
    intangible assets                         6,941            940                                  7,881

  Accumulated amortization of
    deferred mortgage costs                   2,603            655                                  3,258

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations              1,961            189                        603 (1)   1,547

  Other liabilities                           5,998          1,246                      2,312 (2)   4,932




 (1) Primarily reclassification to accrued expenses.

 (2) Primarily related to the provision for store closings.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 31, 1993
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Deducted from marketable securities:
  Valuation allowance for marketable
    securities                                             $    10                                 $   10

Deducted from accounts receivable:
  Allowance for doubtful accounts           $    35            102                    $    36         101

Non-current assets:
  Accumulated amortization of
    intangible assets                         6,000            941                                  6,941

  Accumulated amortization of
    deferred mortgage costs                   1,971            632                                  2,603

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations              2,094                      201 (1)          334 (2)   1,961

  Other liabilities                           4,327          1,934       184 (1)          447       5,998


 (1) Primarily reclassification from accrued expenses.

 (2) Primarily charges related to discontinued operations.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 26, 1992
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Deducted from marketable securities:
  Valuation allowance for marketable
    securities                              $     2                                  $    2        $  -0-

Deducted from accounts receivable:
  Allowance for doubtful accounts               396        $  431                       792 (1)        35

Non-current assets:
  Accumulated amortization of
    intangible assets                         5,209           959                       168 (2)     6,000

  Accumulated amortization of
    deferred mortgage costs                   1,359           612                                   1,971

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations              3,624           226                     1,756 (3)     2,094

  Other liabilities                           4,183         1,047                       903 (3)     4,327




 (1) Represents the write-off of fully amortized assets.

 (2) Represents the elimination of Calloway's Nursery, Inc. resulting from the sale of General Host's 80% interest in Calloway's.

 (3) Primarily reclassification to accrued expenses.

                                                                      Schedule X




                            GENERAL HOST CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

   FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 and JANUARY 26, 1992

                                 (In thousands)



                                             1993              1992             1991
                                           --------          --------         --------
   Advertising costs                       $22,795           $19,658          $21,183

   Maintenance and repairs                   8,164             7,280            6,077

   Taxes, other than payroll
    and income:
        Property taxes                      10,709             9,530            9,325
        Other taxes                            603               802            1,063


  The above amounts do not include charges related to discontinued operations.