Form 10-K/A
period 1994-01-30
GENERAL HOST CORP
filed 1994-06-03
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 30, 1994

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 1-1066


                           GENERAL HOST CORPORATION
            (Exact name of registrant as specified in its charter)


        New York State                          13-0762080
    -----------------------                ----------------------
  (State or other jurisdiction               (I.R.S. employer
of incorporation or organization)           identification no.)


One Station Place, P.O. Box 10045, Stamford, CT     06904
- - ------------------------------------------------------------
(Address of principal executive offices)          (Zip code)


Registrant's telephone number including area code: (203) 357-9900


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                        which registered
- - -------------------                    ------------------------
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

          V - Property, plant and equipment - years                                           F-24
              ended January 30, 1994, January 31, 1993
              and January 26, 1992.

         VI - Accumulated depreciation of property,                                           F-24
              plant and equipment - years ended
              January 30, 1994, January 31, 1993 and
              January 26, 1992.

       VIII - Valuation and qualifying accounts -                                             F-27
              years ended January 30, 1994, January
              31, 1993 and January 26, 1992.

          X - Supplementary income statement                                                  F-30
              information - years ended January 30,
              1994, January 31, 1993 and January 26,
              1992.

Financial Statements for Sunbelt Nursery Group, Inc.
- - ----------------------------------------------------

         -    Report of Independent Accountants.                                              F-31

         -    Consolidated Balance Sheet - for the years                                      F-32
              ended January 31, 1994 and January 31, 1993.

         -    Consolidated Statement of Operations - for the                                  F-33
              years ended January 31, 1994, January 31, 1993
              and January 31, 1992.

         -    Consolidated Statement of Cash Flows - for the                                  F-34
              years ended January 31, 1994, January 31, 1993
              and January 31, 1992.

         -    Consolidated Statement of Changes in                                            F-35
              Shareholders' Equity - for the years ended
              January 31, 1994, January 31, 1993 and
              January 31, 1992.

         -    Notes to Consolidated Financial Statements.                                     F-36

Financial Statement Schedules for Sunbelt Nursery Group, Inc.
- - -------------------------------------------------------------

         V -  Property and equipment - years ended                 F-53
              January 31, 1994, January 31, 1993 and
              January 31, 1992.

        VI -  Accumulated depreciation of property                 F-54
              and equipment - years ended January 31, 1994,
              January 31, 1993 and January 31, 1992.

      VIII -  Valuation and qualifying accounts - years            F-55
              ended January 31, 1994, January 31, 1993
              and January 31, 1992.

        IX -  Short-term borrowings - years ended                  F-56
              January 31, 1994, January 31, 1993 and
              January 31, 1992.

         X -  Supplementary income statement                       F-57
              information - years ended January 31, 1994,
              January 31, 1993 and January 31, 1992.

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

                                  (d) Indenture of Mortgage, Deed of Trust and Security Agreement from Flower Time, Inc., to the Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(c). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth
                                           Street, N.W., Washington, DC 20549,
                                           File No. 1-1066.

                                  (e)      Guaranty from General Host
                                           Corporation to the Connecticut Bank
                                           and Trust Company, N.A., and Lese
                                           Amato, as trustees, dated as of
                                           September 1, 1988, relating to
                                           Frank's Nursery & Crafts, Inc.,
                                           notes.  Incorporated by reference to
                                           the Company's current report on Form
                                           8- K dated September 28, 1988,
                                           Exhibit 10(d).  A copy of this
                                           Exhibit can be obtained from the
                                           Public Reference Section of the
                                           Securities and Exchange Commission
                                           at Judiciary Plaza, 450 Fifth
                                           Street, N.W., Washington, DC 20549,
                                           File No. 1-1066.

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

                          (23)    Consent of Price Waterhouse.

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

                                           GENERAL HOST CORPORATION


         Date:  June 3, 1994              By  /s/ James R. Simpson
                                             ---------------------------
                                                   James R. Simpson
                                              Controller
                                              (Principal Accounting Officer)

                                          By  /s/ Robert M. Lovejoy
                                             ---------------------------
                                                  Robert M. Lovejoy
                                              Vice President and
                                              Treasurer

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



PRICE WATERHOUSE

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

  As of January 30, 1994 and January 31, 1993 there were no remaining assets. The liabilities for discontinued operations sold in prior years' were as follows:

(In thousands)                          1993         1992
- - ------------------------------------------------------------
Accrued expenses                     $  1,059     $  1,091
Other liabilities                       1,547        1,961
                                     --------     --------
Total                                $  2,606     $  3,052
                                     --------     --------
                                     --------     --------

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


NOTE 5: OTHER INCOME

- - -----------------------------------------------------------
(In thousands)                1993       1992       1991
- - -----------------------------------------------------------
Interest on cash
  equivalents and
  marketable securities      $  1,046   $  3,777   $  1,981
Gain on the sale of
  Calloway's Nursery, Inc.
  (Note 17)                                          13,500
Non-competition agreement
 income                                    1,615      3,537
Dividend income                    10      1,211        174
Miscellaneous                     282        367         56
                             --------   --------   --------
                             $  1,338   $  6,970   $ 19,248
                             --------   --------   --------
                             --------   --------   --------



NOTE 6: INCOME TAXES

The Company adopted SFAS No. 109 retroactively as of January 27, 1992, the beginning of the 1992 fiscal year. The cumulative effect of adopting SFAS No. 109 increased net income for the 1992 fiscal year by $2,850,000. The 1991 fiscal year was not restated for the adoption of SFAS No. 109.

         The components of the income tax provisions are as follows:

- - -------------------------------------------------------------------------------
(In thousands)                                     1993       1992        1991
- - -------------------------------------------------------------------------------
CONTINUING OPERATIONS:

  Current federal income taxes                  $ (1,730)   $  (166)   $ 4,085
  Current state and other income taxes             1,324     (1,200)       163
  Deferred federal income taxes                  (13,859)     1,218      1,258
  Deferred state and other income taxes           (2,124)    (1,700)       (46)
                                                --------    -------    -------
                                                 (16,389)    (1,848)     5,460
                                                --------    -------    -------


DISCONTINUED OPERATIONS:

  Current federal income taxes                                 (144)
  Current state and other income taxes                                  (2,000)
  Deferred federal income taxes                                 (52)     3,060
  Deferred state and other income taxes                                 (7,000)
                                                --------    -------    -------
                                                               (196)    (5,940)
                                                --------    -------    -------

EXTRAORDINARY LOSSES:

  Current federal income taxes                                 (443)
  Deferred federal income taxes                                 443       (443)

  Deferred state and other income taxes                                    (69)
                                                --------    -------    -------
                                                                          (512)
                                                --------    -------     ------
Total income taxes (benefit)                    $(16,389)   $(2,044)   $  (992)
                                                --------    -------    -------
                                                --------    -------    -------

          Differences between income taxes of continuing operations and income taxes based on statutory federal income tax rates applied to income before taxes are as follows:

- - -------------------------------------------------------------------------------
(In thousands)                                     1993       1992        1991
- - -------------------------------------------------------------------------------
Federal income taxes based on
   statutory rates                              $(18,867)   $   342    $4,964
Increases (decreases) from:
   Limitation on utilization
     of tax benefits                               2,262
   Dividends received deduction                                (286)

   Elimination of reserves no
     longer required                                (528)    (1,914)
   Effect of graduated rates                         539
   Amortization of intangibles
     and other acquisition costs                     136        136       599
   Other                                              69       (126)     (103)
                                                --------    -------    ------
                                                $(16,389)   $(1,848)   $5,460
                                                --------    -------    ------
                                                --------    -------    ------

  The tax effects of the principal temporary deferred tax assets and liabilities are as follows:


- - ----------------------------------------------------------------------
(In thousands)                                  1993           1992
- - ----------------------------------------------------------------------
Property, plant & equipment                  $ (19,647)     $ (17,298)
Other                                                          (3,198)
                                             ---------      ---------
Net deferred liabilities                       (19,647)       (20,496)
                                             ---------      ---------

Inventory                                          875          1,406
Accrued expenses                                 2,943          3,107
Other                                              271
Loss on equity investment in an
  unconsolidated affiliate                       6,019
Store closing reserve                            6,977
NOL carryforward                                11,129
                                             ---------      ---------
Net deferred assets                             28,214          4,513
                                             ---------      ---------

Net deferred asset (liability)                   8,567        (15,983)
Valuation allowance                             (8,567)
                                             ---------      ---------

Net deferred tax liability                   $     --       $ (15,983)
                                             ---------      ---------
                                             ---------      ---------


  Due to the operating loss and the loss from the Company's investment in an unconsolidated affiliate in 1993, the Company has provided a valuation allowance against the net deferred tax asset. The federal tax NOL carryforward approximates $32,500,000 and will expire in January 2009.


NOTE 7: PROPERTY, PLANT AND EQUIPMENT

- - -----------------------------------------------------------------
(In thousands)                           1993       1992
- - -----------------------------------------------------------------
Land                                   $ 45,960   $ 45,258
Buildings:
  Owned                                 172,328    162,359
  Capital leases (Note 11)               23,717     25,690
Equipment                               115,550    103,004
Leasehold improvements                   52,587     44,732
Construction in progress                  3,824      5,800
                                       --------   --------
                                        413,966    386,843

Less accumulated depreciation,
  including capital lease amounts
  of $13,023 and $13,073                133,756    113,255
                                       $280,210   $273,588
                                       --------   --------
                                       --------   --------

Interest cost capitalized as property, plant and equipment amounted to $542,000 in 1993, $1,000,000 in 1992 and $38,000 in 1991.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable include amounts payable to brokers for purchases of cash equivalents of $24,998,000 in 1993 and $14,999,000 in 1992.

  Accrued expenses are as follows:

- - -----------------------------------------------------------------
(In thousands)                           1993       1992
- - -----------------------------------------------------------------
Income taxes                           $ 2,253    $   383
Taxes, other than income taxes           7,031      6,357
Payroll                                  4,087      5,115
Insurance                                3,899      4,164
Interest                                 8,193      7,210
Other                                   11,902     10,175
                                       -------    -------
                                       $37,365    $33,404
                                       -------    -------
                                       -------    -------


NOTE 9: LONG-TERM DEBT

- - -----------------------------------------------------------------
(In thousands)                           1993       1992
- - -----------------------------------------------------------------
SENIOR DEBT:
  Adjustable Rate First Mortgage
    Notes due December 31, 1995        $ 80,750   $ 84,313
  11 1/2% Senior Notes due
    February 15, 2002                    78,000     78,000
  Capital leases (Note 11)               19,934     21,792
                                       --------   --------
                                        178,684    184,105
Less current portion                      5,689      5,687
                                       --------   --------
                                        172,995    178,418
                                       --------   --------

SUBORDINATED DEBT:
  8% Convertible Subordinated Notes
     due February 15, 2002               65,000     65,000
  7% Subordinated Debentures due
     February 1, 1994, less
     original issue discount of
     $282 for 1992                       13,191     12,909
                                       --------   --------
                                         78,191     77,909
Less current portion                     13,191
                                       --------   --------
                                         65,000     77,909
                                       --------   --------

Total long-term debt                   $237,995   $256,327
                                       --------   --------
                                       --------   --------


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

  At January 30, 1994 lease obligations under capital leases, included in long-term debt (Note 9), and operating leases with lease terms longer than one year, are as follows:

- - -----------------------------------------------------------------
                                           Capital     Operating
(In thousands)                             Leases       Leases
- - -----------------------------------------------------------------
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

  Net periodic pension cost consisted of the following:

- - ------------------------------------------------------------------------
(In thousands)                           1993       1992        1991
- - ------------------------------------------------------------------------
Interest cost on projected benefit
  obligations                          $  2,289   $  2,381   $  2,563
Actual return on plan assets             (3,342)    (4,042)    (5,729)
Net amortization and deferrals              610      1,369      3,324
                                       --------   --------   --------
Net periodic pension (income) expense  $   (443)  $   (292)  $    158
                                       --------   --------   --------
                                       --------   --------   --------

  The following table summarizes the plan's funding status and the liability recognized in the consolidated balance sheet as of January 30, 1994 and January 31, 1993:


- - ------------------------------------------------------------
(In thousands)                           1993       1992
- - ------------------------------------------------------------
Actuarial present value of
  pension benefit obligations,
  all of which are vested              $(30,787)  $(30,266)

Plan assets at fair value                31,944     32,158

Unrecognized gain                        (1,404)    (2,582)
                                       --------   --------

Pension liability in the
  consolidated balance sheet           $   (247)  $   (690)
                                       --------   --------
                                       --------   --------


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

  The estimated fair values of the Company's financial instruments at January 30, 1994 and January 31, 1993 are as follows:

- - ----------------------------------------------------------------------------
(In thousands)                          1993                    1992
- - ----------------------------------------------------------------------------
                               CARRYING       FAIR     CARRYING      FAIR
                                AMOUNT        VALUE      AMOUNT      VALUE
- - ----------------------------------------------------------------------------
Cash and cash equivalents     $  62,855     $  62,855  $  51,185   $ 51,185
Marketable securities               120           120     26,808     26,808
Investment in
  unconsolidated affiliate           --        13,650
Other investments                 2,277         2,277      3,927      3,927
Long-term debt                  256,875       256,290    262,014    276,336


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

  Calloway's results of operations, included in the Company's Consolidated Statement of Income, are as follows:


- - -------------------------------------------------------
(In thousands)                                   1991
- - -------------------------------------------------------
Sales                                          $ 18,888
                                               --------
                                               --------

Income from
  continuing operations                        $  1,775
                                               --------
                                               --------

Earnings per share from
  continuing operations                        $    .10
                                               --------
                                               --------


  Pro forma results of operations for the Company, excluding Calloway's are as follows:



- - -------------------------------------------------------
(In thousands)                                   1991
- - -------------------------------------------------------
Sales                                          $501,184
                                               --------
                                               --------

Income from
 continuing operations                         $  6,928 1
                                               --------
                                               --------

Earnings per share from
  continuing operations                        $    .38 1
                                               --------
                                               --------


  1  Includes a gain of $7,775 on the sale of Calloway's Nursery, Inc.

QUARTERLY INFORMATION

- - --------------------------------------------------------------------------------------------------------
                                                   Fourth
                                                  Quarter         Third          Second         First
                                             (12 wks in 1993)    Quarter        Quarter        Quarter
                                             (13 wks in 1992)    (12 wks)       (12 wks)       (16 wks)
- - --------------------------------------------------------------------------------------------------------
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

FIVE YEAR FINANCIAL DATA


- - ----------------------------------------------------------------------------------------------------------------------------------
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
Price range per share as traded on the
 New York Stock Exchange                                    $10 5/8-5 7/8  $10 1/2-7 3/4  $9 3/4-5 7/8  $7 1/2-3 7/8 $9 3/4-5 1/8
- - ----------------------------------------------------------------------------------------------------------------------------------

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

                                                                     Schedule II

                            GENERAL HOST CORPORATION
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                            UNDERWRITERS, PROMOTERS,
                    AND EMPLOYEES OTHER THAN RELATED PARTIES

   FISCAL YEARS ENDED JANUARY 30, 1994, JANUARY 31, 1993 and JANUARY 26, 1992
                                 (In thousands)





                                                                           Deductions      Balance at
                                                                           ----------      End of Year
                                                                          Amortization    -------------
                     Interest   Year of  Beginning             Amounts      of Loan               Non-
Employees (1)          Rates   Maturity   of Year   Additions  Collected  Forgiveness  Current  Current
- - -------------------  --------  --------  ---------  ---------  ---------  -----------  -------  -------
Year Ended January 30, 1994:

Harris J. Ashton       6%      1995/96/97  $2,505                $  25                           $2,480
C. Whitcomb Alden, Jr. 6%        1997/98      110     $    14                                       124
Philip B. Harley       6%        1997         110                  110
Robert M. Lovejoy      6%      1996/97/98      88          41                                       129

Year Ended January 31, 1993:

Harris J. Ashton       6%      1995/96/97  $2,035     $   495    $  25                           $2,505
C. Whitcomb Alden, Jr. 6%        1997                     110                                       110
Philip B. Harley       6%        1997                     110                                       110

Year Ended January 26, 1992:

Harris J. Ashton       6%       1995/96    $  831     $ 1,381    $ 177                           $2,035
Robert Ench            6%        1991         250                  250
Daniel J. Gilmartin   4%/6%      1992         178                  178


 (1) Includes notes receivable arising from exercise of stock options and notes receivable to purchase the Company's Common Stock.

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 30, 1994
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                               Other
                                                                 Transfers    Changes
                                                       Sales or   Between     -------      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- - -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 45,258      $    33        $   177   $    846    $             $ 45,960
Buildings                  188,049        1,203          1,973      8,766                   196,045
Equipment                  103,004        6,213            321      6,654                   115,550
Leasehold improvements      44,732        1,217            198      6,836                    52,587
Construction in progress     5,800       21,280            154    (23,102)                    3,824
                          --------      -------        -------   --------    ---------     --------
                          $386,843      $29,946        $ 2,823   $    -0-    $             $413,966
                          --------      -------        -------   --------    ---------     --------
                          --------      -------        -------   --------    ---------     --------

                                                                    Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- - -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $ 51,617        $ 7,498         $ 1,265         $               $ 57,850
Equipment                   47,399         10,478             277                           57,600
Leasehold improvements      14,239          4,209             142                           18,306
                          --------        -------         -------         --------        --------
                          $113,255        $22,185         $ 1,684         $               $133,756
                          --------        -------         -------         --------        --------
                          --------        -------         -------         --------        --------


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

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 31, 1993
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                               Other
                                                                 Transfers    Changes
                                                       Sales or   Between     -------      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- - -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 40,164      $ 5,094                                            $ 45,258
Buildings                  173,054        4,635        $   168   $  9,311    $  1,217       188,049
Equipment                   81,785       10,629            178     10,437         331       103,004
Leasehold improvements      36,488        3,671                     4,227         346        44,732
Construction in progress     6,413       23,367              5    (23,975)                    5,800
                          --------      -------        -------   --------    --------      --------
                          $337,904      $47,396        $   351   $    -0-    $  1,894 (2)  $386,843
                          --------      -------        -------   --------    --------      --------
                          --------      -------        -------   --------    --------      --------


                                                                     Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- - -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $45,025        $ 6,648           $   169        $   113         $ 51,617
Equipment                  38,738          8,655               144            150           47,399
Leasehold improvements     10,985          3,191                               63           14,239
                          -------        -------           -------        -------         --------
                          $94,748        $18,494           $   313        $   326 (2)     $113,255
                          -------        -------           -------        -------         --------
                          -------        -------           -------        -------         --------

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

                                                                      Schedule V

                            GENERAL HOST CORPORATION
                       FISCAL YEAR ENDED JANUARY 26, 1992
                                 (In thousands)

                       PROPERTY, PLANT AND EQUIPMENT (1)


                                                                 Transfers     Other
                                                       Sales or   Between     Changes      Balance,
                         Beginning                     Retire-   Classifi-    Additions     End of
   Classification         of Year   Additions at Cost   ments     cations   (Deductions)     Year
- - -----------------------  ---------  -----------------  --------  ---------  ------------  ---------
Land                      $ 41,593      $   600        $   408               $(1,621)      $ 40,164
Buildings                  175,153        1,108          1,896   $  1,079     (2,390)       173,054
Equipment                   77,400        4,539            144      1,476     (1,486)        81,785
Leasehold improvements      32,351        1,138            378      3,907       (530)        36,488
Construction in progress       913       11,962                    (6,462)                    6,413
                          --------      -------        -------   --------    -------       --------
                          $327,410      $19,347        $ 2,826   $    -0-    $(6,027)(2)   $337,904
                          --------      -------        -------   --------    -------       --------
                          --------      -------        -------   --------    -------       --------


                                                                     Schedule VI

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT


                                         Additions                         Other
                           Balance,       Charged                         Changes         Balance,
                          Beginning     to Costs and      Sales or       Additions         End of
    Classification         of Year        Expenses       Retirements    (Deductions)        Year
- - -----------------------   ---------     ------------     -----------    ------------      -------
Buildings                 $38,548        $ 6,945           $ 390           $   (78)       $45,025
Equipment                  31,769          8,260             143            (1,148)        38,738
Leasehold improvements      8,466          2,733             127               (87)        10,985
                          -------        -------           -----           -------        -------
                          $78,783        $17,938           $ 660           $(1,313)(2)    $94,748
                          -------        -------           -----           -------        -------
                          -------        -------           -----           -------        -------


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sunbelt Nursery Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(2) on pages 17 and 18 present fairly, in all material respects, the financial position of Sunbelt Nursery Group, Inc. and its subsidiaries at January 31, 1994, and 1993, and the results of their operations and their cash flows for the three years ended January 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The consolidated financial statements listed in the index appearing under Item 14(A)(2) on pages 17 and 18 have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company's financing agreement with Pier 1 Imports expires on June 30, 1994, and Pier 1 Imports has given no indication that it intends to extend the loan terms, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.




PRICE WATERHOUSE
Fort Worth, Texas
May 5, 1994

                          SUNBELT NURSERY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                       January 31
                                                                                  1994          1993
                                                                               -----------   -----------
       ASSETS
          Current assets:
           Cash and cash equivalents                                           $ 4,674          $ 2,346
           Accounts receivable, net                                                504              335
           Inventories                                                          29,295           28,686
           Other current assets                                                  1,578            2,269
                                                                               -------          -------
              Total current assets                                              36,051           33,636
                                                                               -------          -------
          Property and equipment, at cost                                       48,419           28,807
          Less accumulated depreciation                                          9,704            6,443
                                                                               -------          -------
          Net property and equipment                                            38,715           22,364

          Goodwill, net                                                         20,217           20,163
          Other assets                                                             246            1,090
                                                                               -------          -------
              Total Assets                                                     $95,229          $77,253
                                                                               -------          -------
                                                                               -------          -------
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
           Notes payable                                                       $ 9,500           $8,000
           Notes payable - Pier 1 Imports                                        2,000                -
           Current portion of long-term debt and capital leases                 17,157              521
           Accounts payable                                                     18,304           17,025
           Accrued compensation                                                  2,704            2,986
           Other current liabilities                                             5,101            4,751
                                                                               -------           ------
              Total current liabilities                                         54,766           33,283
                                                                               -------           ------

          Long-term debt and capital leases                                      7,135            1,168
          Reserve for store closing                                              2,226            3,331
          Other long-term liabilities                                              840              471

          Shareholders' equity:
           Common stock, $.01 par value, 25 million shares
              authorized, 8,480,000 issued and outstanding                          85               85
           Additional paid-in capital                                           45,118           45,118
           Retained deficit                                                    (14,941)          (6,203)
                                                                               -------          -------
              Total shareholders' equity                                        30,262           39,000
          Commitments and contingencies (Notes 3, 6, 7 and 14)
              Total Liabilities and Shareholders' Equity                       $95,229          $77,253
                                                                               -------          -------
                                                                               -------          -------

The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)


                                                                  YEAR ENDED JANUARY 31,
                                                          1994           1993               1992
                                                     ------------    -----------        -----------
Net sales                                              $146,034        $138,601          $140,078
Cost of goods sold                                       82,614          77,452            75,060
                                                       --------        --------           -------
    Gross profit                                         63,420          61,149            65,018

General, administrative and
  selling expense                                        65,154          62,512            55,964
Depreciation and amortization                             4,459           4,010             3,499
Interest income                                             (90)           (255)             (506)
Interest expense                                          2,056             554             1,628
Provision for store closings                                  -           2,300              -
                                                       --------        --------          --------
Income (loss) before provision for income
  taxes, extraordinary item and cumulative
  effect of change in accounting principle               (8,159)         (7,972)            4,433
Provision for (benefit from) income taxes                   213            (730)            1,898
                                                       --------        --------          --------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principal                                              (8,372)         (7,242)            2,535
Extraordinary item - utilization
  of net operating loss
  carryforwards                                               -               -               679
Cumulative effect of change in accounting
  principle for income taxes                               (366)              -                 -
                                                       --------       ---------         ---------
Net income (loss)                                      $ (8,738)       $ (7,242)          $ 3,214
                                                       --------        --------           -------
                                                       --------        --------           -------

Income (loss) per share before
  extraordinary item and cumulative
  effect of change in accounting principle              $(0.99)         $(0.85)             $0.43
Extraordinary item - utilization
  of net operating loss
  carryforwards                                              -             -                 0.11
Cumulative effect of change in
  accounting principle for income taxes                  (0.04)              -                  -
                                                        ------          ------              -----
Net income (loss) per share                             $(1.03)         $(0.85)             $0.54
                                                        ------          ------              -----
                                                        ------          ------              -----

The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                  Year Ended January 31,
                                                             1994           1993               1992
                                                         -----------    -----------        -----------
OPERATING ACTIVITIES:
 Net income (loss)                                         $(8,738)        $(7,242)             $3,214
 Adjustments to reconcile net income
     (loss) to cash provided by (used for)
     operating activities:
     Depreciation and amortization                           4,459           4,010              3,499
     Deferred income taxes                                     415               -               (781)
     Cumulative effect of change in accounting principle       366               -                  -
     Loss (gain) on sale of fixed assets                       (10)             40               (153)
     Provision for store closings                                -           2,300                  -
     Payment of store closing costs included
       in provision for store closings                        (527)           (655)              (285)
     Imputed interest on payable to
       Pier 1 Imports                                            -               -              1,228
     Changes in operating assets and liabilities:
     Inventories                                              (893)         (4,538)            (1,681)
     Accounts receivable and other assets                    1,180          (1,329)               657
     Accounts payable                                        1,279           4,055              1,171
     Pier 1 Imports intercompany account                         -               -             (2,513)
     Accrued compensation                                     (282)           (418)               283
     Other liabilities                                         321             312              2,453
                                                           -------         -------            -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        (2,430)         (3,465)             7,092
                                                           -------         -------            -------

INVESTING ACTIVITIES:
Purchase of property and equipment                          (3,382)        (11,333)            (5,943)
Purchase of net assets of acquired business                      -          (2,098)                 -
Proceeds from the sale of property and
  equipment                                                     10              42                 32
                                                           -------        --------          ---------
NET CASH USED FOR INVESTING ACTIVITIES                      (3,372)        (13,389)            (5,911)
                                                           -------         -------           --------

FINANCING ACTIVITIES:
  Increase in short-term borrowings                          1,500           8,000                  -
 Increase in short-term borrowings - Pier 1 Imports          2,000               -                  -
  Proceeds from Pier 1 Imports lease facility                5,360               -                  -
  Principal payments on long-term debt,
     including notes payable and capital
     lease obligations                                        (730)           (855)              (695)
  Payment of dividend to Pier 1 Imports                          -               -            (18,072)
  Proceeds from issuance of stock                                -               -             28,072
                                                           -------         -------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    8,130           7,145              9,305
                                                           -------         -------           --------
Increase (decrease) in cash and cash
  equivalents                                                2,328          (9,709)            10,486
Cash and cash equivalents at beginning
  of period                                                  2,346          12,055              1,569
                                                           -------         -------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,674         $ 2,346            $12,055
                                                           -------         -------            -------
                                                           -------         -------            -------

The accompanying notes are an integral part of these consolidated financial statements.

                          SUNBELT NURSERY GROUP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)


                                                                             ADDITIONAL       RETAINED
                                                                  Common       PAID-IN        EARNINGS
                                                                   STOCK      CAPITAL        (DEFICIT)
                                                                ---------- --------------- ----------------
BALANCE AT JANUARY 31, 1991                                      $ 1           $10,544        $ (2,175)

               Issuance of stock                                  84            27,988               -
               Capital contributed by Pier 1 Imports               -             6,586               -
               Net income                                          -                 -           3,214
                                                                 ---           -------        --------
BALANCE AT JANUARY 31, 1992                                       85            45,118           1,039
               Net loss                                            -                 -          (7,242)
                                                                 ---          --------        --------
BALANCE AT JANUARY 31, 1993                                       85            45,118          (6,203)

               Net loss                                            -                 -          (8,738)
                                                                 ---          --------        --------
BALANCE AT JANUARY 31, 1994                                      $85           $45,118        ($14,941)
                                                                 ---           -------        --------
                                                                 ---           -------        --------

The accompanying notes are an integral part of these consolidated financial statements.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

                    Sunbelt Nursery Group, Inc. ("Sunbelt" or the "Company") is a specialty retailer of nursery and garden products operating under three prominent retail trade names: Wolfe Nursery and Wolfe's Gardenland in Oklahoma and Texas, Nurseryland Garden Centers in California and Tip Top Nurseries in Arizona. No single customer accounts for more than 10% of sales. Prior to October 1, 1990, Intermark, Inc. ("Intermark") owned a 50.4% interest in the Company and also owned a controlling interest in Pier 1 Imports. Intermark subsequently disposed of its entire interest in Pier 1 Imports. Effective October 1, 1990, Pier 1 Imports acquired Intermark's interest in the Company and commenced a tender offer for the remaining shares, which was consummated effective November 30, 1990, at which time Pier 1 Imports became the sole shareholder of the Company.

                    On August 14, 1991, the Company's Board of Directors and sole shareholder approved the recapitalization of the Company by adopting a Restated Certificate of Incorporation authorizing 25,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share, and by exchanging the former 1,000 shares of issued and outstanding common stock for 4,800,000 shares of common stock.

                    In October 1991, the Company completed the sale of 3,680,000 shares of newly issued common stock in a public offering. Subsequent to the sale, Pier 1 Imports' ownership approximated 56.6%. Net proceeds of the offering approximated $28.1 million, of which $18.1 million was utilized to pay a dividend to Pier 1 Imports and the remainder was retained by the Company to finance store openings, relocations, renovations and store acquisitions. At the time, the Company's consolidated financial statements reflected pushed-down debt based on a pre-offering estimate of the dividend to Pier 1 Imports of $24.7 million. Subsequent to the completion of the stock offering, an adjustment of $6.6 million was recorded to eliminate the remaining pushed-down debt resulting from the difference between the amount reflected in the Company's consolidated financial statements and the amount of the dividend paid to Pier 1 Imports, with such difference credited to additional paid-in capital representing an addition to the permanent equity of the Company.

     In February 1992, Pier 1 Imports sold 600,000 shares of common stock which reduced Pier 1 Imports' ownership in the Company to 49.5%. Effective April 28, 1993, Pier 1 Imports sold its remaining 4,200,000 shares of common stock to General Host Corporation in exchange for 1,940,000 shares of General Host common stock. Subsequent to the exchange, General Host's ownership interest in the Company approximated 49.5%.

NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements have been reclassified to conform to the current year's

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

presentation.

REVENUE RECOGNITION - The Company recognizes revenue when the customer takes possession of merchandise.

CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES - Inventories are comprised primarily of finished merchandise and are stated at the lower of average cost or market, average cost being determined principally on the retail inventory method.

PROPERTY AND EQUIPMENT - Property and equipment, including renewals and improvements which extend the life of existing properties, are capitalized at cost and depreciated using the straight-line method over estimated useful lives or lease terms, if shorter. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of property and equipment sold or otherwise retired and the related accumulated depreciation and amortization are removed from the accounts and any resultant gain or loss, after taking into consideration proceeds from sale, is credited or charged to income.

STORE CLOSING AND RELOCATION COSTS - When the decision to close or relocate a retail unit is made, the Company provides for estimated future net lease obligations, nonrecoverable investments in fixed assets and other expenses directly related to the cessation of operations.

INCOME TAXES - The Company and its subsidiaries filed consolidated tax returns through December 31, 1990. For the period January 1, 1991 through September 30, 1991, the operations of the Company and its subsidiaries were included in Pier 1 Imports' consolidated tax returns. The Company and its subsidiaries filed a consolidated return for the five months ended February 29, 1992 and filed a consolidated return for the eleven months ended January 31, 1993 and will file a consolidated return for the year ended January 31, 1994. Income taxes in the accompanying financial statements for the period subsequent to December 31, 1990 through September 30, 1991 are recorded in accordance with the income tax sharing agreement between the Company and Pier 1 Imports. This agreement requires the recording of income taxes as if separate tax returns had been filed by each company, except that the tax benefit of interest expense resulting from the debt pushed down to the Company is allocated to Sunbelt.

                    In February 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    The adjustments to the February 1, 1993 balance sheet to adopt FAS 109 totalled a charge of $366,000. This amount is reflected in the fiscal 1994 net loss as the cumulative effect of a change in accounting principle. Under FAS 109, the Company recognizes deferred tax assets if it is more likely than not that a benefit will be realized. The cumulative effect primarily represents the effect of providing a valuation allowance for all net tax assets with the exception of alternative minimum tax credits which may be carried forward indefinitely. See Note 10 for further discussion of income taxes.

GOODWILL - Goodwill represents the excess purchase cost over the fair value of the net assets of businesses acquired. In fiscal 1992, the Company reduced goodwill by $2,575,000 as a result of the recognition of tax benefits associated with purchased net operating losses and the realization of tax benefits resulting from the higher tax basis of net assets acquired over their estimated fair value. No retroactive restatement of the Company's financial statements related to the adjustment of goodwill amortization is reflected in the accompanying financial statements since the effect of such adjustments would be immaterial. As a result of the Company's adoption of FAS 109 at February 1, 1993, the Company increased goodwill by $682,000 reflecting a valuation allowance for certain of the tax benefits previously recognized under APB 11 that were associated with the higher tax basis acquired over their estimated fair value. In fiscal 1993 the Company recorded goodwill of $432,000 as a result of the acquisition of stores in California and Texas. Goodwill is being amortized on a straight-line basis over 40 years. Accumulated amortization at January 31, 1994 and 1993 is $2,084,000 and $1,456,000,
respectively.

EARNINGS (LOSS) PER SHARE - Earnings (loss) per share are computed on the weighted average number of shares plus common stock equivalents outstanding during the period. For the years ended January 31, 1994 and 1993, the average number of shares outstanding approximated 8,480,000, and for the year ended January 31, 1992, the average number of shares outstanding approximated 5,947,000.

NOTE 3 -- LIQUIDITY AND OPERATING LOSSES

     LIQUIDITY - The Company has historically satisfied its capital expenditure and working capital requirements with a combination of cash flow from operations and debt from bank loans. During the last two fiscal years, however, the Company has experienced substantial losses during a period in which it also was involved in a program to relocate and expand its existing stores and open new larger format stores. As a result, the Company has been unable to generate cash flow from operations to fund its working capital or capital expenditure requirements. During this period, the Company has satisfied its capital requirements primarily through borrowings under lines of credit, loans and leasing facilities either provided or guaranteed by Pier 1 Imports.

     As of January 31, 1994, the Company had two revolving credit facilities with commercial banks (the "Banks") aggregating $10 million, each guaranteed by Pier 1 Imports, and an additional $2 million line of

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

credit provided directly by Pier 1 Imports. These facilities were guaranteed or provided, as the case may be, by Pier 1 Imports pursuant to that certain credit facilities agreement dated as of April 28, 1993 between the Company and Pier 1 Imports (the "Pier 1 Credit Facility"). As of January 31, 1994, outstanding borrowings under the Pier 1 Credit Facility were $11.5 million and $.4 million was utilized for letters of credit, leaving $.1 million of unused capacity at that date. The Pier 1 Credit Facility was scheduled to expire and all debt thereunder would mature on April 28, 1994.

     Pier 1 Imports also made available up to $25 million of properties for lease to the Company, which properties were to be acquired or constructed by an unaffiliated third party. Pursuant to this agreement, Pier 1 Imports agreed to make this facility available through April 28, 1996, after which date no additional properties can be constructed or purchased by the unaffiliated third party for lease to the Company. As of January 31, 1994, the Company has utilized $21.7 million of this facility and has remaining availability of $3.3 million. Also, at January 31, 1994, $16.4 million of properties are required to be refinanced or purchased by the Company by January 31, 1995. The remaining $5.3 million of properties has to be either refinanced or purchased by October 20, 1995.

     The Company's lines of credit with its banks, guaranteed by Pier 1 Imports, were originally scheduled to mature on April 25, 1994 and April 28, 1994, and Pier 1 Imports guaranty was to expire on April 28, 1994. In April 1994, Pier-SNG, Inc., a subsidiary of Pier 1 Imports, purchased the notes representing the Company's obligations to the banks aggregating $10 million at April 25, 1994 under the lines of credit. On April 25, 1994, the Company entered into an Extension Agreement (the "Extension") with Pier 1 Imports and Pier-SNG, Inc. (together with Pier 1 Imports, the "Lender") pursuant to which the maturity date of the approximately $12 million (the "Indebtedness") owed by the Company to the Lender pursuant to the Pier 1 Credit Facility was extended from April 28, 1994 to June 30, 1994. Following June 30, 1994, the Lender has no obligation to further extend the maturity date of the Indebtedness and to date has not given any indication that it will extend the maturity date.

                    The Company requested the Extension because it anticipated that it would be unable to repay the indebtedness on April 28, 1994 and needed additional time to refinance the indebtedness. The Company is actively pursuing refinancing alternatives and has retained a financial advisor to assist in such efforts. Financing alternatives that the Company is considering include a private placement of debt and/or equity, discussions with banks and other potential lenders and sale/leaseback financing on certain owned facilities; however, no assurance can be given that the Company will be successful in its efforts to refinance the indebtedness. If the Company is unable to refinance the indebtedness prior to June 30, 1994 and Pier 1 Imports does not agree to renegotiate the terms of the indebtedness or grant a further extension, the Company anticipates that it would be unable to repay the indebtedness on such date and meet its other obligations, including the leasing facility obligations, as they come due. In such event, the Company would be in default under the Pier 1 Credit

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Facility, the $12 million would be immediately due and payable and Pier 1 Imports could foreclose, in complete or partial satisfaction of the indebtedness, on General Host's 49.5% interest in the Company. A default under the Pier 1 Credit Facility could also cause the Company to be in default under certain other agreements, including the lease facility described above. Such a default could also force the Company to consider legal proceedings to restructure its obligations and preserve shareholder equity.

OPERATING LOSSES - During fiscal 1993 and 1994, the Company experienced losses before the cumulative effect of change in accounting principle of $7.2 million and $8.4 million, respectively. The Company believes that these losses are primarily attributable to lower than expected sales volumes caused by unusually rainy and otherwise inclement weather during the peak spring and early summer selling seasons during both of these years. Losses during these years were further exacerbated by increases in expenses associated with implementation of the Company's renovation and expansion program, including a $2.3 million charge in fiscal 1993 for store closings.

     Management has taken certain actions in an effort to return the Company to profitability and improve its cash flow. These actions include implementation of cost controls, streamlining of operations including eliminating corporate staff positions and consolidating districts, postponing indefinitely salary increases for all exempt associates, closing of 13 unprofitable stores, and the suspension of its renovation and expansion program pending the outcome of its efforts to refinance the Pier 1 Credit Facilities. In management's opinion, these steps in combination with a return to normal weather patterns should allow the Company to improve its cash flow and return to profitability. However, there can be no assurance that such profitability will be achieved, and, if not, the Company may be required to close additional stores, liquidate inventories, sell certain assets or take other measures to meet working capital needs.

NOTE 4 -- STORE ACQUISITIONS, CLOSINGS AND RELOCATIONS

                    During August 1992, the Company purchased the assets of California Garden Centers consisting of two retail nursery stores, one in San Juan Capistrano, California and one in Temecula, California and one wholesale nursery operation in San Juan Capistrano, California. During November 1992, the Company purchased the assets of Smith's Garden Town which consisted of two retail nursery stores, one in Wichita Falls, Texas and one in Lawton, Oklahoma. The Company has used the purchase method of accounting for these acquisitions, allocating the cost of acquisition to the assets acquired and liabilities assumed. Results of operations for these acquisitions have been included in the Company's accompanying results of operations since their respective dates of acquisition. The combined purchase price consisted of cash consideration of $2.1 million and the assumption of liabilities of $2.1 million. Pro-forma information is not presented due to immateriality.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    During the fourth quarter of fiscal 1993 the Company decided, based upon its success to date of its new larger format stores, to convert or relocate additional existing stores. As a result of this decision, the Company recognized a restructuring charge of $2,300,000 in the fourth quarter of fiscal 1993 which represents the estimated costs of this program. The Company continued to reevaluate and close stores during fiscal 1994. No additional restructuring charge was necessary.

NOTE 5 -- PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, including capital leases, consisted of the following as of January 31:


                                                1994             1993
                                              -------          -------
                                                   (in thousands)
Buildings                                     $15,362          $ 6,684
Equipment, furniture and fixtures              11,670            8,920
Leasehold interests and improvements           13,510           10,346
Land                                            7,877            2,857
                                              -------          -------
                                               48,419           28,807
Less accumulated depreciation                   9,704            6,443
                                              -------          -------
                                              $38,715          $22,364
                                              -------          -------
                                              -------          -------


NOTE 6 -- NOTES PAYABLE AND OTHER INDEBTEDNESS

                    Effective December 30, 1991 and January 31, 1992, the Company entered into loan agreements with two commercial banks to provide a total of $10 million of revolving lines of credit until June 30, 1993 and May 31, 1993. Such maturity dates were subsequently extended through April 28, 1994 and April 25, 1994. Advances accrue interest at prime. In addition, a facility fee of 1/4% and a commitment fee of 1/4% are charged on any unutilized loan amounts. Both commitments require the maintenance of certain covenants which include a minimum level of net worth, inventory turnover and current ratio tests, restrictions on the sale of assets, limitation on indebtedness, and prohibition of certain payments, including dividends. Both commitments are guaranteed by Pier 1 Imports and provide for cross-default provisions in the event of a default under either loan agreement or under Pier 1 Imports' revolving credit loan agreement. At January 31, 1994, $361,000 of one of the $5 million credit agreements was utilized for letters of credit. At January 31, 1994 $139,000 was available under these agreements.

                    Effective April 28, 1993 and pursuant to Pier 1 Imports' agreement to sell its 49.5% interest in the Company's common stock, Pier 1 Imports agreed to provide a $12 million revolving credit facility (the "Revolving Credit Facility") to the Company. The Revolving Credit Facility was funded initially by Pier 1 Imports' continuing $10 million guarantee of the Company's revolving credit facilities with its banks and a $2 million loan from Pier 1 Imports. The unpaid balance of all outstanding loans owed to Pier 1 Imports plus the total amount of Pier 1 Imports' potential liability

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

under each guarantee could not exceed $12 million in the aggregate. The Company agreed to pay Pier 1 Imports a financing facility fee equal to $60,000 during the term of this agreement. Interest accrues at either LIBOR plus 1 1/2% or the defined prime rate plus 1/4%. This agreement expired April 28, 1994. At January 31, 1994 $12 million had been either guaranteed or loaned by Pier 1 Imports to the Company under the Revolving Credit Facility. Subsequent to year-end, Pier-SNG, Inc., a subsidiary of Pier 1 Imports, acquired all of the $10 million in bank notes. On April 25, 1994, the maturity date of such notes, plus the $2 million note to Pier 1 Imports, was extended from April 28, 1994 to June 30, 1994. See Note 3 for further discussion.

                    During April 1993, Pier 1 Imports agreed to make available up to $25 million of properties, either acquired or constructed, for sublease to the Company, subject to purchase by an unaffiliated third party. Pier 1 Imports agreed to make this facility available through April 28, 1996, after which date, no additional properties will be constructed or purchased by the unaffiliated third party for leasing to the Company. The agreement requires the Company to pay monthly rental payments equal to LIBOR plus 1 1/2% (approximately 4.7% at January 31, 1994) of the total cost of the property. These payments have been classified as interest expense in the accompanying consolidated statement of operations. The agreement also requires the Company to pay Pier 1 Imports an annual facility fee of $202,000 for three years and 1% of the total amount of properties which are, or may be, included within the lease facility. As of January 31, 1994 the Company has utilized approximately $21.7 million of this facility. Four properties, aggregating $5.4 million, were owned and in operation at the time of funding and approximately $16.3 million of the funds were used to finance the purchase of land and construction of new stores thereon.

                    At January 31, 1994 the Company's obligations under this agreement aggregated $21.7 million of which $16.4 million has been classified as current maturities of debt in the accompanying consolidated balance sheet and in the table of maturities presented below as the Company must either refinance these leases, purchase the properties or pay 80% of the total cost of the properties in fiscal 1995. The Company's remaining obligation under this facility, aggregating $5.3 million, is due by October 20, 1995. See Note 3 for a discussion of the Company's ability and plans to meet these obligations.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Notes payable and other long-term debt consisted of the following as of January 31:

                                                                            1994           1993
                                                                          -------        --------
                                                                               (In thousands)
Notes payable under credit agreements
  with two banks due at or before maturity
  in April 1994, plus interest at 6% and
  4.56% on $2.5 million and $7 million,
  respectively                                                            $ 9,500               $8,000
Note payable to Pier 1 Imports due at or
  before maturity in April 1994, plus
  interest at 8.5%                                                          2,000                    -
Financing provided through lease facility
  with Pier 1 Imports                                                      21,660                    -
Capital lease obligations                                                   2,420                1,372
Other                                                                         212                  317
                                                                          -------               ------
                                                                           35,792                9,689
Less current portion due within one year                                   28,657                8,521
                                                                          -------               ------
                                                                          $ 7,135               $1,168
                                                                          -------               ------
                                                                          -------               ------

Notes payable and other long-term debt outstanding at January 31, 1994 mature as follows:

                    Fiscal year                                       (in thousands)
                    -----------
                    1995                                                 $28,657
                    1996                                                   5,871
                    1997                                                     520
                    1998                                                     418
                    1999                                                     195
                    Thereafter                                               131
                                                                         -------
                             Total                                       $35,792
                                                                         -------
                                                                         -------

                    At January 31, 1994 the Company was in technical default of a covenant of the Revolving Credit Facility which requires that the Company's current ratio exceed .8 to 1. In addition, audited financial statements were not delivered to Pier 1 Imports within 90 days of year-end as required by another covenant of the Revolving Credit Facility and timely notice was not provided of such breaches. Cross-default provisions provide that any default on the Revolving Credit Facility cause the Company to be in default under the lease facility agreement, too. In May 1994, Pier 1 Imports waived the Company's breach of certain covenants relating to the Company's failure to (i) timely deliver its annual report to lender, (ii) satisfy the required current ratio and (iii) timely provide notice of such breaches. The waiver expires on June 30, 1994. Pier 1 Imports has no obligation to extend the waivers after June 30, 1994. If the waivers are not extended or amended, the Company anticipates that it would be in breach of the covenant described in (ii) above. In connection with such waiver, the Company agreed to not borrow additional funds under the Pier 1 Credit Facility in excess of the amount outstanding at the time the waiver was consummated.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

NOTE 7 -- LEASE OBLIGATIONS

                    The Company leases certain property, consisting principally of retail stores, under leases expiring through the year 2010. Capital leases are recorded in the Company's balance sheet as assets along with the related lease obligation. All other lease obligations are operating leases, and payments are reflected in the Company's consolidated statement of operations as rental expense. Assets recorded under capital leases are included in property and equipment as follows:


                                                                            1994                1993
                                                                          -------             -------
                                                                                 (In thousands)
Buildings                                                                $   502              $   763
Equipment, furniture
  and fixtures                                                             2,414                  625
                                                                         -------              -------
                                                                           2,916                1,388
Less accumulated amortization                                                680                  436
                                                                         -------              -------
                                                                         $ 2,236              $   952
                                                                         -------              -------
                                                                         -------              -------

                    At January 31, 1994, the Company had the following minimum lease commitments:

                    Fiscal                                               Capital              Operating
                    Year                                                 leases                leases
- - --------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
                    1995                                                 $  769               $ 7,408
                    1996                                                    729                 6,658
                    1997                                                    614                 5,616
                    1998                                                    472                 5,132
                    1999                                                    218                 4,480
                    Thereafter                                              173                19,031
                                                                         ------               -------
Total lease commitments                                                   2,975               $48,325
                                                                                              -------
                                                                                              -------
  Less imputed interest                                                     555
                                                                         ------

Present value of total capital
lease obligations, including
current portion of $573,000                                              $2,420
                                                                         ------
                                                                         ------


                    Rental expense approximated $8,234,000, $7,663,000 and $7,332,000, including approximately $320,000, $433,000 and $528,000 of contingent rentals based upon a specified percentage of sales for the fiscal years 1994, 1993 and 1992, respectively. Sublease rentals were immaterial each year.

NOTE 8 -- MANAGEMENT BENEFIT PLANS

     On August 14, 1991, the Company's Board of Directors adopted an Executive Officers' Medical Plan under which qualifying medical, dental and related expenses incurred by certain key employees and officers and

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

their dependents, subject to annual limits, are paid to each plan participant. The Company's contributions to this plan for fiscal 1994 and 1993 were approximately $10,000 and $11,000, respectively. The Company made no contributions to this plan in fiscal 1992. Also on August 14, 1991, the Company's Board of Directors authorized an Executive Officers' Financial Planning Plan pursuant to which the Company pays an annual tax and financial planning allowance to certain executives in an amount equal to 1.5% of the participant's annual base salary to cover tax and financial planning expenses. The Company's contributions under this plan for fiscal 1994, 1993 and 1992 were approximately $8,550, $8,000 and $6,000, respectively.

     On August 14, 1991 the Company's Board of Directors adopted a Benefit Restoration Plan (the "Restoration Plan") to permit certain members of management and highly compensated employees to defer current income which cannot be contributed to the Company's retirement plan due to statutory funding and contribution limitations. A participant's contributions to the Restoration Plan receives a matching Company contribution as if the participant's salary deferral had been contributed to the Retirement Plan. Participants vest in their Restoration Account balance in the same manner as if deferrals and Company contributions under the Restoration Plan had been contributed to the retirement plan. As of January 31, 1994, there were 10 employees in the plan. The Company's contributions under this plan for fiscal 1994, 1993 and 1992 were approximately $4,000, $5,000 and $3,000, respectively.

NOTE 9 -- STOCK OPTION PLANS

     On August 14, 1991, the Company's Board of Directors and sole shareholder approved the Company's 1991 Stock Option Plan (the "Plan"), which provides for the issuance of stock options to the Company's officers, directors and key employees. Options covering an aggregate of 500,000 shares of common stock may be granted under the Plan. Shares subject to any option that expires, terminates or is forfeited will again be available for options subsequently granted. Currently, there are 35 participants in the Plan. The vesting period of options is determined at the discretion of the plan administrative committee. Options become exercisable at the rate of 20% per year on a cumulative basis beginning one year after the date of grant. All options granted have been priced at market value at date of grant. All options outstanding at January 31, 1994 are exercisable in light of the change in control, as defined in the 1991 Stock Option Plan, occurring in fiscal 1994.

     Directors who are not employees of either the Company or any of its subsidiaries or its parent ("Non-employee Directors") are automatically granted non-qualified stock options to purchase 3,000 shares of common stock on the day following each annual shareholders' meeting with an exercise price equivalent to the market value of the shares at the date of grant.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

    All stock options currently outstanding are non-qualified. Shares available for grant amounted to 198,000, 103,000 and 194,000 at January 31, 1994, 1993 and 1992. The following summarizes Plan activity for the three years ended January 31, 1994.

                                      Employee stock                   Non-employee director
                                         options                          stock options

- - --------------------------------------------------------------------------------------------
                          Number                   Option            Number             Option
                            of                     price               of               price
                          shares                  per share          shares           per share
                         -------                 -----------         -------         -----------
Outstanding at
 January 31, 1991             -                        -                -                    -

     Granted            330,000               $4.65.8.50            6,000           $     8.50
     Canceled            30,000                     6.57                -                    -
                        -------               ----------          -------           ----------
Outstanding at
 January 31, 1992       300,000                4.65-8.50            6,000                 8.50

     Granted             88,000                     5.00            6,000                 5.00
     Canceled             3,000                     5.93                -                    -
                        -------               ----------          -------           ----------
Outstanding at
 January 31, 1993       385,000                4.65-8.50           12,000            5.00-8.50

     Granted                  -                        -                -                    -
     Canceled            83,000                5.00-8.50           12,000            5.00-8.50
                        -------               ----------          -------           ----------
Outstanding at
 January 31, 1994       302,000               $4.65-8.50                -           $        -
                        -------               ----------          -------           ----------
                        -------               ----------          -------           ----------
Exercisable at
 January 31, 1994       302,000               $4.65-8.50                -           $       -
                        -------               ----------          -------           ----------
                        -------               ----------          -------           ----------

NOTE 10 -- INCOME TAXES

The Company adopted FAS No. 109 effective February 1, 1993. The adoption of FAS No. 109 changes the Company's method of accounting for income taxes from the deferred method under APB 11 to an asset and liability approach. Previously, the Company deferred the effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

The adjustment to adopt FAS No. 109 totalled a charge of $366,000 which has been reflected in fiscal 1994 net income as the cumulative effect of a change in accounting principle. Under FAS No. 109, the Company recognizes deferred tax assets if it is more likely than not that a benefit will be recognized. The cumulative effect primarily represents the effect of providing a valuation allowance for all net tax assets with the exception

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

of alternative minimum tax credits in the amount of $415,000 which may be carried forward indefinitely. During the quarter ended July 31, 1993, $195,000 of the $415,000 related to the alternative minimum tax credits was realized as the result of a carryback to prior years; however, based upon the Company's operating performance for the nine months ended October 31, 1993, the Company increased its valuation allowance by $220,000 to fully reserve the remaining tax benefit associated with the alternative minimum tax credits. The $220,000 adjustment was recorded as a charge to income tax expense.

The components of the income tax provisions for the three years ended January 31 are as follows:

                                                                                                (In thousands)
                                                                                1994                1993                 1992
                                                                                ----               -----                 ----
Federal:
     Charge in lieu of taxes payable                                            $  -               $   -               $2,393
     Current                                                                       -                (730)                  98
     Deferred                                                                    213                   -                 (781)
State:
     Current                                                                       -                   -                  188
                                                                                ----               -----               ------
                                                                                $213               $(730)              $1,898
                                                                                ----               -----               ------
                                                                                ----               -----               ------

The accompanying consolidated financial statements reflect an extraordinary item of $679,000 for fiscal 1992, representing the tax benefit attributable to the utilization of net operating loss carryforwards.

Differences between the provision for income taxes and income taxes based on statutory federal income tax rates for the three years ended January 31 are as follows:

                                                                                 1994               1993                  1992
                                                                                 ----               ----                  ----
Federal tax provision (benefit)
  computed at statutory rate                                                     (34)%              (34)%                  34%
Realization of tax benefit not
  recognized at acquisition                                                        -                 (2)                    -
Amortization of intangible                                                         3                  3                     5
State taxes                                                                        -                  -                     3
Loss for which no current tax
  benefit is available                                                            31                 21                     -
Alternative minimum tax credits                                                    -                  3                     -
Increase in valuation allowance
  of tax benefits                                                                  3                  -                     -
Other                                                                              -                  -                     1
                                                                                ----               ----                  ----
                                                                                   3%               (9)%                   43%
                                                                                ----               ----                  ----
                                                                                ----               ----                  ----

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Deferred tax assets and liabilities as of January 31, 1994 were comprised of the following:

                                                                            (In thousands)
Loss carryforwards                                                              $ 2,919
Reserve for store closings                                                        1,083
Lease obligations                                                                   823
Depreciation                                                                        739
Insurance reserves                                                                  368
Other                                                                               849
                                                                                -------
                                                                                  6,781
Valuation allowance                                                              (6,781)
                                                                                -------
  Total deferred tax assets                                                     $     0
                                                                                -------
                                                                                -------

At January 31, 1994, the Company has net operating loss carryforwards of approximately $8.6 million for regular tax purposes which will expire commencing in fiscal 2008 through fiscal 2009. Approximately $4.4 million of the $6.8 million valuation allowance will be recorded as a reduction of goodwill upon subsequent recognition.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     From February 1, 1991 through October 31, 1991, substantially all employees of the Company were eligible to participate in Pier 1 Imports' Stock Purchase Plan. Each employee participant could contribute up to 10% of the eligible portions of annual compensation. The Company contributed from 10% to 50% of the participants' contributions, depending upon length of participation and date of entry into the plan. Company contributions to the plan amounted to $255,000 in fiscal 1992.

     On August 14, 1991, the Board of Directors of the Company authorized the Company's Stock Purchase Plan, under which common stock is purchased on behalf of participants at market prices through regular payroll deductions.
Commencing November 1, 1991, the Company makes matching contributions ranging from 10% to 50% (up to a maximum of 10% of annual compensation) with the amount of the Company's contribution depending upon the years of continuous participation by the employees in the Stock Purchase Plan. Participants in the plan who were participants in the Company's Stock Purchase Plans in effect prior to November 1990 and who were allocated Company contributions under prior plans at rates between 50% and 100% receive matching Company contributions at the highest rate attained by the participants under prior plans. Contributions by outside Directors are limited to the amount of their monthly Directors' fees. Company contributions to the plan for fiscal 1994, 1993, and 1992 were $362,000, $505,000, and $115,000, respectively.

     From February 1, 1991 through October 31, 1991, the Company's employees were eligible to participate in Pier 1 Imports' defined contribution employee retirement plan. All full and part-time personnel who were at least 21 years old and who worked 1,000 hours in a 12 month period were eligible to participate in the plan. Employees could

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

contribute from 1% to 15% of their compensation, subject to the statutory ceiling, and the Company contributed up to 3%. Company contributions to the plan were $156,000 in fiscal 1992.

     As authorized by the Board of Directors of the Company on August 14, 1991, and effective November 1, 1991, the Company implemented a defined contribution retirement and savings plan that is intended to qualify under Section 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees of the Company and its subsidiaries who are at least 21 years of age and have worked 1,000 hours in a 12 month period are eligible to participate. Participants may contribute from 1% to 15% of annual earnings, subject to statutory limitations. The Company makes matching contributions ranging from 1% up to a maximum of 3% depending on the level of the participant's contributions. In addition, the Company may make discretionary contributions out of net profits. Company contributions under this plan for fiscal 1994, 1993, and 1992 were $275,000, $308,000, and $60,000, respectively. As of January 31, 1994, approximately 1,100 employees were eligible to participate, of which 422 were participating in the plan.

NOTE 12 -- OTHER RELATED PARTY TRANSACTIONS

Loan Commitments

     Effective December 1991 and January 1992, the Company entered into loan agreements with two commercial banks to provide a total of $10 million of revolving lines of credit. Both commitments are guaranteed by Pier 1 Imports under the Credit Facilities Agreement dated April 28, 1993 between Pier 1 Imports and Sunbelt Nursery Group. In fiscal year 1994 the Company paid Pier 1 Imports a total of $50,000 for the guarantee. Effective April 25, 1994 Pier 1 Imports purchased the notes from the banks and extended the maturity date to June 30, 1994. During 1994, the Company paid $180,000 in interest to Pier 1 Imports for an 8.5% fixed rate loan of $2 million (See Note 6). The Company also paid commitment fees totaling $396,000 to Pier 1 Imports pursuant to the total credit facilities agreement, which includes a lease facility as described in Note 6. Under the lease facility, the Company paid Pier 1 Imports $606,000 in interest and $395,000 in additional charges, which included a portion of all non-capitalized amounts related to the properties under the lease facility as well as any origination costs related to obtaining new financing or establishing a new facility. See Note 3 for a further discussion of Pier 1 Imports guarantees, loans to the Company and the leasing facility.

     During fiscal 1993, the Company paid Pier 1 Imports $50,000 for its guarantee of the bank lines and $40,000 for its guarantee of a portion of its agreements with two unaffiliated parties.

Commitments

     The Company leases three stores, an office and warehouse from an employee of the Company. The rental payments were $129,000, $163,000, and $170,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Future lease commitments are $591,000.

Other Charges

     Net intercompany interest expense of $63,000 and interest income of $301,000 was recorded for the years ended January 31, 1993 and 1992, respectively, in relation to amounts due to/from Pier 1 Imports. During fiscal 1993 and 1992, interest income/expense was computed based on the net average monthly due to/from Pier 1 Imports at 8.5% per annum.

     The Company and Pier 1 Imports entered into a services agreement effective until October 1996. Pursuant to the agreement, the Company paid $18,000 and $87,000, during fiscal years 1994 and 1993, to Pier 1 Imports for their in-house legal department's services. During fiscal 1992, the Company paid Pier 1 Imports $469,000 for the following services: accounting payroll services, administration of the Company's employee benefit plans, use of certain telecommunications equipment, printing services, periodic use of certain Pier 1 Imports' information systems personnel, legal services from Pier 1 Imports' in-house legal department, and use of certain personnel in Pier 1 Imports' real estate department.

     In April 1993, General Host Corporation obtained a 49.5% ownership interest in the Company. The Company paid General Host Corporation $54,000 for in-house legal services during fiscal 1994.

     During fiscal year 1994 the Company purchased inventory totaling $403,000 from Frank's Nursery and Crafts, Inc., the principal operating subsidiary of General Host.

NOTE 13 -- SUPPLEMENTAL CASH FLOW INFORMATION

                    During fiscal 1994, the Company leased computer equipment valued at $800,000 and store fixtures valued at $990,000, resulting in the recording of capital lease obligations for those amounts.

                    During fiscal 1994 and 1993 the Company utilized $16.3 million of the Pier 1 Imports lease facility for the construction of new stores.

                    During fiscal 1993, the Company leased computer equipment valued at $412,000 resulting in the recording of a capital lease obligation for that same amount.

                    During fiscal 1992, the Company entered into a capital lease agreement to acquire office furniture valued at approximately $207,000.

                    In August 1992, the Company purchased the assets of a nursery operation in Orange County, California. In conjunction with this acquisition, liabilities of $2.1 million were recorded.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                    Cash paid for interest and income taxes was as follows:

                                                       Year ended January 31,
                                                  1994          1993          1992
                                              -----------   -----------   -----------
                                                            (In thousands)
Interest paid                                    $ 2,056          $460         $1,929
Income taxes paid (refunded)                      (1,398)          509            249


NOTE 14 -- LITIGATION AND OTHER CONTINGENCIES

Litigation

                    On August 10, 1993, a class action suit was filed in the court of Chancery of New Castle County, Delaware against the Company, each director of the Company and General Host after the public announcement by General Host that it was considering the acquisition of the remaining publicly held shares of Company common stock at a price of $5.00 per share. Plaintiffs allege that General Host breached its fiduciary duty to the Company's shareholders by taking actions to cap the market price of the Company's common stock and to position itself to purchase for an unreasonably low price the common stock held by the public shareholders. Plaintiffs also assert that Company directors breached fiduciary duties to the public shareholders. Plaintiffs seek injunctive relief regarding General Host's proposed acquisition and compensatory and/or rescissionary damages. General Host never formally offered to purchase shares of the Company's common stock from public shareholders.

                    On September 17, 1993, a shareholder derivative suit on behalf of the Company was also filed in the Court of Chancery of New Castle County, Delaware against the Company, General Host, Pier 1 Imports and the directors of the Company, asserting claims and seeking relief similar to that of the lawsuit referenced above and asserting a claim that Pier 1 Imports is required to account to the shareholders of the Company for an alleged premium over market price that Pier 1 Imports received in the sale of Company common stock by Pier 1 Imports to General Host in April 1993.

                    Management does not expect the ultimate outcome to materially affect its financial position or results of operations.

                    There are various claims, lawsuits, investigations and pending actions against the Company and its subsidiaries incident to the operations of its business. Liability, if any, associated with these matters is not determinable at January 31, 1994. While settlement of these lawsuits may impact the Company's results of operations in the year of settlement or resolution, it is the opinion of management that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position.

SUNBELT NURSERY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Environmental Contingencies

                    In connection with a possible sale-leaseback transaction, which was not completed, the Company authorized a third party to undertake environmental assessments of two owned, non-retail properties subsequent to the fiscal year-end. The results were recently received and indicate potential contamination at the two sites. The extent and nature of the contamination is not clear. It is also not clear whether the Company has an obligation to remediate whatever contamination is ultimately found to exist. If an obligation does exist, it is not presently possible to estimate the potential range of costs involved.

Sunbelt Nursery Group, Inc.                                         SCHEDULE V
Property, Plant and Equipment
(in thousands)


         Classification                 Balance                               Retire-                      Balance
                                        1-31-93             Additions          ments           Other        1-31-94
                                       ---------            ---------         -------          -----       ---------
Buildings                                $ 6,684              $ 9,047           ($260)         ($109)        $15,362
Equipment, furniture
  and fixtures                             8,920                3,063            (316)             3          11,670
Leasehold interests
  and improvements                        10,346                3,745            (704)           123          13,510
Land                                       2,857                5,623               -           (603)          7,877
                                       ---------            ---------         -------          -----       ---------
                                         $28,807              $21,478         ($1,280)         ($586)        $48,419
                                       ---------            ---------         -------          -----       ---------
                                       ---------            ---------         -------          -----       ---------

                                        Balance                               Retire-                       Balance
                                        1-31-92             Additions          ments           Other        1-31-93
                                       ---------            ---------         -------          -----       ---------
Buildings                                $ 2,278               $4,452           ($46)           $  -         $ 6,684
Equipment, furniture
  and fixtures                             5,043                3,900            (89)             66           8,920
Leasehold interests
  and improvements                         7,630                2,806            (92)              2          10,346
Land                                       1,306                1,551              -               -           2,857
                                       ---------            ---------         ------           -----       ---------
                                         $16,257              $12,709          ($227)           $ 68         $28,807
                                       ---------            ---------         ------           -----       ---------
                                       ---------            ---------         ------           -----       ---------


                                        Balance                               Retire-                       Balance
                                        1-31-91             Additions          ments           Other        1-31-92
                                       ---------            ---------         -------          -----       ---------
Buildings                                $ 2,196               $  218           ($137)          $  1          $2,278
Equipment, furniture
  and fixtures                             2,337                2,697              (8)            17           5,043
Leasehold interests
  and improvements                         4,960                2,688               -            (18)          7,630
Land                                         759                  547               -              -           1,306
                                       ---------            ---------         -------          -----       ---------
                                         $10,252               $6,150           ($145)          $  -         $16,257
                                       ---------            ---------         -------          -----       ---------
                                       ---------            ---------         -------          -----       ---------

Sunbelt Nursery Group, Inc.                                          SCHEDULE VI
Accumulated Depreciation of Property and Equipment
(In thousands)


Classification                          Balance                               Retire-                       Balance
                                        1-31-93             Additions          ments           Other        1-31-94
                                       ---------            ---------         -------          -----       ---------
Buildings                                   $692                 $408           ($124)           $ -            $976
Equipment, furniture
  and fixtures                             2,761                1,785            (174)             4           4,376
Leasehold interests
  and improvements                         2,990                1,641            (279)             -           4,352
                                       ---------            ---------         -------          -----       ---------
                                          $6,443               $3,834           ($577)            $4          $9,704
                                       ---------            ---------         -------          -----       ---------
                                       ---------            ---------         -------          -----       ---------

                                        Balance                               Retire-                       Balance
                                        1-31-92             Additions          ments           Other        1-31-93
                                       ---------            ---------         -------          -----       ---------
Buildings                                   $376                 $362            ($46)           $ -            $692
Equipment, furniture
  and fixtures                             1,227                1,492             (31)            73           2,761
Leasehold interests
  and improvements                         1,520                1,514             (44)             -           2,990
                                       ---------            ---------         -------          -----       ---------
                                          $3,123               $3,368           ($121)           $73          $6,443
                                       ---------            ---------         -------          -----       ---------
                                       ---------            ---------         -------          -----       ---------

                                        Balance                               Retire-                       Balance
                                        1-31-91             Additions          ments           Other        1-31-92
                                       ---------            ---------         -------          -----       ---------
Buildings                                   $277                 $323             $ -          ($224)           $376
Equipment, furniture
  and fixtures                                34                1,144             (82)           131           1,227
Leasehold interests
  and improvements                           112                1,333             (18)            93           1,520
                                       ---------            ---------         -------          -----       ---------
                                            $423               $2,800           ($100)            $0          $3,123
                                       ---------            ---------         -------          -----       ---------
                                       ---------            ---------         -------          -----       ---------

Sunbelt Nursery Group, Inc.                                  Schedule VIII
Valuation and Qualifying Accounts
 (in thousands)



                                         Balance at  Charged to     Payments     Balance
                                         beginning   costs and      and other    at end
Description                              of period   expenses     dispositions  of period
- - -----------------------------------      ---------   ---------    ------------  ---------
For the year ended January 31, 1994:
Reserve for-
  Store closings                         $   3,431   $      -      $     705    $  2,726

Deferred tax assets (1)                      4,003      2,778              -       6,781

For the year ended January 31, 1993:
Reserve for-
  Store closings                             1,817      2,300            686       3,431

For the year ended January 31, 1992:
Reserve for-
  Store closings                             2,963          -          1,146       1,817




 (1) SFAS 109 was adopted effective February 1, 1993; therefore, this reserve is not applicable to periods prior to fiscal 1994.

Sunbelt Nursery Group, Inc.
                                                                     Schedule IX
Short-term Borrowings
(in thousands)


                                                                     Maximum       Average       Weighted
                                                       Weighted       Amount        Amount        Average
                                        Balance at     Average     Outstanding   Outstanding   Interest Rate
                                         end of       Interest     During the    During the    During the
Category                                 Period       Rate (1)       Period        Period      Period (2)
- - -----------------------------------     ----------    ---------    ----------    -----------   -------------
For the year ended January 31, 1994:

Banks                                     $9,500          4.9%         $9,500        $8,464         5.4%

Pier 1                                     2,000          8.5           4,000         2,100         8.5

For the year ended January 31, 1993:

Banks                                      8,000          6.0           8,000         1,430         6.0

For the year ended January 31, 1992:

                                             -             -             -             -             -


 (1)  Interest rate at fiscal year end.
 (2) Calculated by dividing interest expense for the period by the average borrowings during the year.

Sunbelt Nursery Group                                   Schedule X
Supplementary Income Statement Information
 (in thousands)



                                  Charged to costs and expenses

                              Year ended   Year ended   Year ended
                              January 31,  January 31,  January 31,
            Item                 1994         1993         1992
            ----              ----------  ------------  -----------
Advertising expense              $6,938       $7,319       $6,802