Form 10-Q
period 1994-05-22
GENERAL HOST CORP
filed 1994-07-01
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    May 22, 1994  Commission File Number 1-1066


                            GENERAL HOST CORPORATION
             (Exact name of Registrant as specified in its Charter)


      NEW YORK STATE                               13-0762080
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)           Identification Number)


         One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
         (Address of principal executive office)                (Zip Code)


                 Registrant's Telephone Number:  (203) 357-9900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 21,101,022 shares outstanding as of June 27, 1994.

                            GENERAL HOST CORPORATION

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been reviewed by Price Waterhouse, independent accountants, whose report thereon is included elsewhere in this Item 1. The review by Price Waterhouse was based on procedures adopted by the American Institute of Certified Public Accountants and was not an audit.

         In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented herein. In the opinion of management such adjustments consisted of normal recurring items. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)



                                                      Sixteen Weeks Ended
                                                    -----------------------
                                                      MAY 22,      May 23,
                                                       1994        1993
                                                    -----------  ----------
REVENUES:
  Sales                                             $ 185,190    $ 188,003
  Other income                                            325          256
                                                    ---------    ---------
                                                      185,515      188,259
                                                    ---------    ---------

COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy       126,579      128,000
  Selling, general and administrative                  41,048       45,081
  Interest and debt expense                             7,104        7,136
                                                    ---------    ---------
                                                      174,731      180,217
                                                    ---------    ---------

INCOME BEFORE INCOME TAXES AND NET EQUITY EARNINGS     10,784        8,042
INCOME TAXES                                            1,353        3,056
NET EQUITY EARNINGS IN AN UNCONSOLIDATED
  AFFILIATE                                                          1,590
                                                    ---------    ---------
NET INCOME                                          $   9,431    $   6,576
                                                    =========    =========

NET EARNINGS PER SHARE:

  Primary                                           $     .45    $     .33
                                                    =========    =========
  Fully diluted                                     $     .38    $     .29
                                                    =========    =========

AVERAGE SHARES OUTSTANDING:
  Primary                                              21,049       19,977
                                                    =========    =========
  Fully diluted                                        27,628       26,556
                                                    =========    =========

CASH DIVIDENDS PER SHARE                            $     .00    $    .095
                                                    =========    =========


See accompanying notes.

CONSOLIDATED BALANCE SHEET  (UNAUDITED)
(Dollars in thousands)

                                         MAY 22,     May 23,    January 30,
                                          1994        1993         1994
                                        ---------   ---------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  68,481   $ 100,814    $  62,855
  Marketable securities                                 8,038          120
  Accounts and notes receivable             4,448       7,061        4,924
  Federal income tax receivable             2,185       1,665        2,185
  Merchandise inventory                   111,229     143,183       87,807
  Prepaid expenses and other
    current assets                          8,645      14,557       10,005
                                        ---------   ---------    ---------
        Total current assets              194,988     275,318      167,896
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $139,074, $119,288 AND $133,756    273,753     277,473      280,210
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $8,170,
    $7,230 AND $7,881                      17,749      18,689       18,038
INVESTMENT IN AN UNCONSOLIDATED
  AFFILIATE                                            19,416
OTHER ASSETS AND DEFERRED CHARGES          11,936      13,551       12,061
                                        ---------   ---------    ---------
                                        $ 498,426   $ 604,447    $ 478,205
                                        =========   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  79,133   $  98,105    $  49,551
  Accrued expenses                         37,285      40,871       37,365
  Provision for store closings and
    other costs                             8,221                   11,575
  Current portion of long-term debt         5,651      18,672       18,880
                                        ---------   ---------    ---------
        Total current liabilities         130,290     157,648      117,371
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                             169,378     176,016      172,995
  Subordinated debt, less original
    issue discount                         65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              234,378     241,016      237,995
                                        ---------   ---------    ---------

DEFERRED INCOME TAXES                       1,000      20,482
OTHER LIABILITIES AND DEFERRED CREDITS     14,613       8,246       14,125
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           84,822      88,251       85,145
  Retained earnings                       104,974     170,264       95,543
                                        ---------   ---------    ---------
                                          221,548     290,267      212,440

  Cost of 10,649,478, 11,736,692
    and 10,735,904 shares of
      common stock in treasury           (100,945)   (111,251)    (101,765)
  Unearned compensation                      (497)
  Notes receivable from exercise of
    stock options                          (1,961)     (1,961)      (1,961)
                                        ---------   ---------    ---------
        Total shareholders' equity        118,145     177,055      108,714
                                        ---------   ---------    ---------
                                        $ 498,426   $ 604,447    $ 478,205
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                     Sixteen Weeks Ended
                                                   -----------------------
                                                      MAY 22,      May 23,
                                                       1994        1993
                                                   -----------  ----------
OPERATIONS
  Net income                                        $   9,431    $   6,576
  Noncash charges (credits) included in results:
    Depreciation and amortization                       7,511        7,356
    Deferred income taxes                               1,000          (14)
    Equity earnings in an
      unconsolidated affiliate                                      (1,713)
    Other                                                  80           84
                                                    ---------    ---------
                                                       18,022       12,289

  Changes in current assets and current liabilities:
    Decrease in accounts, notes
      and federal income tax receivables                  476        3,005
    Increase in inventory                             (23,422)     (22,022)
    (Increase) decrease in prepaid expenses             1,360         (901)
    Increase in accounts payable                       29,582       45,317
    Increase in accrued expenses                          115        8,121
    Decrease in provision for store closings and
      other costs                                      (3,381)
                                                    ---------    ---------
  Net cash provided by continuing operations           22,752       45,809
  Net cash used for discontinued operations               (38)        (685)
                                                    ---------    ---------
                                                       22,714       45,124
                                                    ---------    ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment           (1,362)     (11,417)
  Proceeds from the sales of marketable securities        120       21,465
  Purchases of marketable securities                                (2,693)
  Other                                                     6          210
                                                    ---------    ---------
  Net cash provided by (used for)
    investing activities                               (1,236)       7,565
                                                    ---------    ---------

FINANCING ACTIVITIES
  Payment of long-term debt and capital lease
    obligations                                       (15,852)      (1,478)
  Cash dividends paid on common stock                               (1,717)
  Other                                                                135
                                                    ---------    ---------
  Net cash used for financing activities              (15,852)      (3,060)
                                                    ---------    ---------
Increase in cash and cash equivalents                   5,626       49,629
Cash and cash equivalents at beginning of year         62,855       51,185
                                                    ---------    ---------
Cash and cash equivalents at end of quarter         $  68,481    $ 100,814
                                                    =========    =========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

On March 3, 1994 the Company declared a 5% stock dividend for shareholders of record on March 18, 1994. The stock dividend representing 1,000,764 shares was paid on April 8, 1994. Share and per share data for 1993 have been restated to reflect the 5% stock dividend.

NOTE 2

The 1993 quarter included net equity earnings of $1,590,000 representing the Company's 49.5% interest in Sunbelt Nursery Group, Inc. As of fiscal year-end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing.


NOTE 3

Primary earnings per share is based upon the weighted average number of shares of common stock outstanding.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense on the 8% Convertible Subordinated Notes is added back to net earnings.

NOTE 4

Noncash financing activities for 1994 included the issuance of 86,450 shares of common stock representing restricted stock grants and the unearned compensation value is shown as a reduction of stockholders' equity in the consolidated balance sheet. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock having a market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

Interest payments amounted to $10,407,000 for the sixteen weeks ended May 22, 1994 and $9,373,000 for the sixteen weeks ended May 23, 1993. Tax payments amounted to $67,000 for the sixteen weeks ended May 22, 1994 and $365,000 for the sixteen weeks ended May 23, 1993.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Shareholders of
General Host Corporation

We have reviewed the accompanying consolidated balance sheet of General Host Corporation and its subsidiaries as of May 22, 1994 and May 23, 1993, and the related consolidated statements of income and of cash flows for the sixteen-week periods ended May 22, 1994 and May 23, 1993. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1994, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 18, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information as of January 30, 1994, set forth in the accompanying consolidated balance sheet is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse

Detroit, Michigan
June 14, 1994

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 1.5% to $185,190,000 for the sixteen weeks ended May 22, 1994 compared with $188,003,000 in the 1993 first quarter which ended May 23, 1993. The 1993 quarter included sales of $9,253,000 for the 26 stores closed in February 1994. Same-store sales (stores open for a full year in both years) increased 2.3% for the 1994 first quarter.

Earnings

  Net income increased $2,855,000 to $9,431,000 in 1994 compared to $6,576,000 in the 1993 quarter. The 1993 quarter included net income of $1,590,000 representing the Company's 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") and a net loss of approximately $691,000 for the 26 stores closed in February 1994.

  Cost of sales, including buying and occupancy, decreased $1,421,000 to $126,579,000 in 1994 compared to $128,000,000 in 1993. As a percentage of sales, cost of sales increased .3 of a percentage point. A decrease in merchandise margins of one percentage point was offset in part by a decrease in buying and occupancy costs of .7 of a percentage point.

  Selling, general and administrative expenses decreased $4,033,000 to $41,048,000 in 1994 compared to $45,081,000 in 1993. As a percentage of sales, selling, general and administrative expenses decreased 1.7 percentage points to 22.2% of sales compared to 23.9% in the 1993 quarter. The decrease is primarily attributable to the productivity program begun at the end of 1993 which resulted in lower administrative costs.

  Other income, primarily interest income, increased $69,000 to $325,000 in the 1994 quarter compared to $256,000 in 1993.

  Interest and debt expense decreased by $32,000 to $7,104,000 in the 1994 quarter compared to $7,136,000 in 1993.

  The effective income tax rate used in the 1994 quarter represented an estimated annual effective tax rate which reflected the utilization of previously unrecognized tax benefits.

Liquidity and Capital Resources

        Net cash provided by continuing operations decreased by $23,057,000 to $22,752,000 in the 1994 quarter. Inventory increased $23,422,000 in 1994 compared to an increase of $22,022,000 in 1993 while accounts payable increased $29,582,000 in 1994 compared to an increase of $45,317,000 in 1993. The accounts payable increase for the 1994 and 1993 quarters, described above, included no amounts payable to brokers at May 22, 1994 compared to $24,998,000 at the end of fiscal 1993, and $14,995,000 at May 23, 1993 compared to $14,999,000 at the end of fiscal 1992. During the fourth quarter of 1993 the Company recorded a noncash reserve of $22,876,000 for the closing of 26 stores of which $7,646,000 was classified as a long-term liability. At the end of the 1994 quarter the reserve utilized net cash of $3,381,000 which included $2,427,000 for the ongoing operating expenses of the closed stores and severance; $616,000 for the termination of five lease agreements, brokers fees and legal costs; and $338,000 of other related costs. The increase in accrued expenses of $115,000 for the 1994 quarter compared to $8,121,000 for the 1993 quarter was due primarily to the timing of payments at quarter-end.

        In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1,940,000 shares of the Company's common stock at a market value of $17,702,500 in exchange for 4,200,000 shares of Sunbelt held by Pier 1, Imports, Inc. ("Pier 1"). The 4,200,000 shares of Sunbelt have been pledged as security for payment of a $12,000,000 revolving credit facility (the "Indebtedness") between Sunbelt and Pier 1 which matures September 20, 1994. If Sunbelt is unable to refinance the Indebtedness prior to September 20, 1994 and Pier 1 does not agree to renegotiate the Indebtedness or grant a further extension of the maturity date, Pier 1 could foreclose, in complete or partial satisfaction of such Indebtedness, on the Company's 4,200,000 shares of Sunbelt. As of fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing.

        Net cash used for discontinued operations in the first quarter of 1994 and 1993 related to payments for operations disposed of in prior years.

        Net cash used for investing activities was $1,236,000 in the 1994 quarter compared to net cash provided by investing activities of $7,565,000 in 1993. The decrease in cash provided by investing activities was due primarily to the sale of marketable securities and purchases of property, plant and equipment for new stores in 1993.

        Net cash used for financing activities was $15,852,000 in the 1994 quarter compared to $3,060,000 in 1993. The 1994 quarter included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $2,375,000 for the mortgage notes. The 1993 quarter included the payment of long-term debt, primarily for the mortgage notes of $1,188,000 and payment of cash dividends. In April 1994 the Company issued 86,450 shares of common stock representing restricted stock grants to employees of the Company. The noncash transaction was completed by issuing 86,450 shares of treasury stock offset by a reduction of stockholders' equity for unearned compensation which will be amortized in accordance with the restrictions placed on the stock grants.

  On March 3, 1994 the Company declared a 5% stock dividend for shareholders of record on March 18, 1994. The stock dividend representing 1,000,764 shares was paid on April 8, 1994. Share and per share data for 1993 have been restated to reflect the 5% stock dividend.


  Working capital at May 22, 1994 was $64,698,000 or $14,173,000 higher than the $50,525,000 working capital level at January 30, 1994. The quarter-end included $68,481,000 of cash and cash equivalents.

  The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $15,700,000 of fixed interest charges and fund capital expenditures of approximately $4,500,000 primarily for the expected one new store during the remainder of fiscal 1994 and for maintenance and improvements to existing locations.

   The Company had a $25,000,000 unsecured bank credit agreement on May 22, 1994. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. At the end of the 1994 quarter the Company would not have been in compliance with the aforementioned bank loan covenants however, the Company did not seek a waiver of these covenants because it did not seek to borrow under this agreement. The Company is currently negotiating a new credit facility with existing lenders.

  The Company also has available $15,000,000 of existing unsecured short-term lines of credit of which the Company borrowed $5,000,000 in March 1994. The full amount was repaid in April 1994.

                          PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 19, 1994. Messrs. Hamilton, Hoornstra and Johnson were elected directors of the Company for 3 year terms with votes cast as follows out of a total of 20,015,055 eligible to vote: Mr. Hamilton - 17,518,699 shares voted in favor and 420,596 shares withheld; Mr. Hoornstra - 17,517,568 shares voted in favor and 421,727 shares withheld; Mr. Johnson - 17,527,885 shares voted in favor and 411,410 shares withheld. In addition, the appointment of Price Waterhouse as the Company's independent accountants for the 1994 fiscal year was ratified as follows: 17,703,326 shares in favor; 166,817 shares against; 69,152 shares abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                     (11)       Computation of Primary Earnings Per Share

                     (15) Letter regarding unaudited interim financial information.

                (b)  Reports on Form 8-K

                     During the quarter and through the date of this report, the Registrant filed no reports on Form 8-K.



                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL HOST CORPORATION


                                   By:   /s/James R. Simpson
                                        Vice President and
                                        Controller



                                   By:   /s/John R. Ficarro
                                        Vice President, General
                                         Counsel and Secretary
Dated:  June 28, 1994