Form 10-Q
period 1994-08-14
GENERAL HOST CORP
filed 1994-09-28
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  August 14, 1994  Commission File Number 1-1066


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

Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 21,094,872 shares outstanding as of September 26, 1994.

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

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)

                                Twelve Weeks Ended     Twenty-Eight Weeks Ended
                              ----------------------   ------------------------
                              AUGUST 14,  August 15,    AUGUST 14,  August  15,
                                 1994        1993          1994        1993
                              ----------  ----------    ----------  -----------
REVENUES:
  Sales                       $ 114,905   $ 108,882     $ 300,095   $ 296,885
  Other income                      770         538         1,095         794
                              ---------   ---------     ---------   ---------
                                115,675     109,420       301,190     297,679
                              ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         84,595      84,657       211,174     212,657
  Selling, general and
    administrative               29,743      31,863        70,791      76,944
  Interest and debt expense       5,194       5,134        12,298      12,270
                              ---------   ---------     ---------   ---------
                                119,532     121,654       294,263     301,871
                              ---------   ---------     ---------   ---------
Income (loss) before
  income taxes and
  net equity earnings (loss)     (3,857)    (12,234)        6,927      (4,192)
Income tax (benefit) provision     (484)     (4,649)          869      (1,593)
Net equity earnings (loss) in
  an unconsolidated affiliate                  (967)                      623
                              ---------   ---------     ---------   ---------
Net income (loss)             $  (3,373)  $  (8,552)    $   6,058   $  (1,976)
                              =========   =========     =========   =========

Net income (loss) per share   $    (.16)  $    (.41)    $     .29   $    (.10)
                              =========   =========     =========   =========

AVERAGE SHARES OUTSTANDING       21,101      21,017        21,071      20,423
                              =========   =========     =========   =========

CASH DIVIDENDS PER SHARE      $     .00   $    .095     $     .00   $     .19
                              =========   =========     =========   =========


See accompanying notes.

CONSOLIDATED BALANCE SHEET  (UNAUDITED)
(Dollars in thousands)

                                        AUGUST 14,  August 15,  January 30,
                                           1994        1993         1994
                                        ---------   ---------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  48,895   $  41,397    $  62,855
  Marketable securities                                 8,062          120
  Accounts and notes receivable             2,630       4,766        4,924
  Federal income tax receivable                         1,665        2,185
  Merchandise inventory                   101,954     138,789       87,807
  Prepaid expenses and other
    current assets                          9,350      15,707       10,005
                                        ---------   ---------    ---------
        Total current assets              162,829     210,386      167,896
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $139,197, $124,271 AND $133,756    264,368      281,379      280,210
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $8,386,
    $7,447 AND $7,881                      17,533      18,472       18,038
INVESTMENT IN AN UNCONSOLIDATED
  AFFILIATE                                            18,388
OTHER ASSETS AND DEFERRED CHARGES          13,220      13,204       12,061
                                        ---------   ---------    ---------
                                        $ 457,950   $ 541,829    $ 478,205
                                        =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  49,656   $  58,167    $  49,551
  Accrued expenses                         34,958      29,693       37,365
  Provision for store closings and
    other related costs                     5,099                   11,575
  Current portion of long-term debt         5,636      18,739       18,880
                                        ---------   ---------    ---------
        Total current liabilities          95,349     106,599      117,371
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                             167,123     174,613      172,995
  Subordinated debt, less original
    issue discount                         65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              232,123     239,613      237,995
                                        ---------   ---------    ---------

DEFERRED INCOME TAXES                         642      20,482
OTHER LIABILITIES AND DEFERRED CREDITS     14,864       8,534       14,125
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           84,811      88,251       85,145
  Retained earnings                       101,601     159,810       95,543
                                        ---------   ---------    ---------
                                          218,164     279,813      212,440

  Cost of 10,654,678, 11,736,692
    and 10,735,904 shares of
      common stock in treasury           (100,994)   (111,251)    (101,765)
  Unearned compensation                      (237)
  Notes receivable from exercise of
    stock options                          (1,961)     (1,961)      (1,961)
                                        ---------   ---------    ---------
        Total shareholders' equity        114,972     166,601      108,714
                                        ---------   ---------    ---------
                                        $ 457,950   $ 541,829    $ 478,205
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                    Twenty-Eight  Weeks Ended
                                                    -------------------------
                                                      AUGUST 14,   August 15,
                                                        1994         1993
                                                    ------------  -----------
OPERATING ACTIVITIES
  Net income (loss)                                 $   6,058   $  (1,976)
  Noncash charges (credits) included in results:
    Depreciation and amortization                      13,036      12,970
    Deferred income taxes                                 642         (14)
    Amortization of compensation related to
      stock grants                                        200
    Equity earnings in an unconsolidated affiliate                   (685)
    Other                                                 337         459
                                                    ---------   ---------
                                                       20,273      10,754

  Changes in current assets and current liabilities:
    Decrease in accounts, notes
      and federal income tax receivables                2,914       5,300
    Increase in inventory                             (14,147)    (17,628)
    (Increase) decrease in prepaid expenses               605      (2,051)
    Increase in accounts payable                          105       5,379
    Decrease in accrued expenses                       (1,603)     (2,904)
    Decrease in provision for store closings
      and other costs                                  (5,275)
                                                    ---------   ---------
  Net cash provided by (used for)
    continuing operations                               2,872      (1,150)
  Net cash used for discontinued operations              (102)       (854)
                                                    ---------   ---------
                                                        2,770      (2,004)
                                                    ---------   ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment           (2,597)    (20,381)
  Proceeds from the sales of marketable securities        120      25,298
  Purchase of marketable securities                                (6,550)
  Other                                                 2,992         212
                                                    ---------   ---------
  Net cash provided by (used for)
    investing activities                                  515      (1,421)
                                                    ---------   ---------

FINANCING ACTIVITIES
  Payment of long-term debt and capital lease
    obligations                                       (17,245)     (2,879)
  Cash dividends paid on common stock                              (3,619)
  Other                                                               135
                                                    ---------   ---------
  Net cash used for financing activities              (17,245)     (6,363)
                                                    ---------   ---------
Decrease in cash and cash equivalents                 (13,960)     (9,788)
Cash and cash equivalents at beginning of year         62,855      51,185
                                                    ---------   ---------
Cash and cash equivalents at end of quarter         $  48,895   $  41,397
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

NOTE 2

The 1993 second quarter included net equity losses of $967,000 and the 1993 first half included net equity earnings of $623,000 representing the Company's approximately 49.4% interest in Sunbelt Nursery Group, Inc. As of fiscal year-end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. In September 1994 the Company signed an agreement to sell its interest in Sunbelt consisting of 4,200,000 common shares for $4,200,000 to a privately owned lawn and garden chain. The transaction is subject to amendment of the existing credit facilities between Sunbelt and Pier 1 Imports, Inc.

NOTE 3

Noncash financing activities for 1994 included the issuance of 81,250 shares of common stock representing restricted stock grants. The unearned compensation which is being amortized in accordance with the restrictions placed on the stock grants is shown as a reduction of stockholders' equity in the consolidated balance sheet. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock having a market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

Interest payments amounted to $1,664,000 and $12,071,000 for the twelve and twenty-eight weeks ended August 14, 1994, and $2,024,000 and $11,397,000 for the twelve and twenty-eight weeks ended August 15, 1993. Tax payments amounted to $108,000 and $175,000 for the twelve and twenty-eight weeks ended August 14, 1994 and $408,000 and $773,000 for the twelve and twenty-eight weeks ended August 15, 1993.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Shareholders of
General Host Corporation

We have reviewed the accompanying consolidated balance sheet of General Host Corporation and its subsidiaries as of August 14, 1994 and August 15, 1993, and the related consolidated statements of income and of cash flows for the twelve and twenty-eight week periods ended August 14, 1994 and August 15, 1993. This financial information is the responsibility of the Company's management.

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



Price Waterhouse LLP

Detroit, Michigan
September 8, 1994

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Second quarter of 1994 compared with second quarter 1993
Results of operations


Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., increased 5.5% to $114,905,000 for the twelve weeks ended August 14, 1994 compared with $108,882,000 in the 1993 second quarter which ended on August 15, 1993. The 1993 quarter included sales of $4,954,000 for the 26 stores closed in February 1994. Same-store sales (stores open for a full year in both years) increased 8.9% for the 1994 second quarter.


Earnings

  The net loss for the second quarter of 1994 was $3,373,000 compared to $8,552,000 in the 1993 second quarter. The 1993 quarter included a net loss of $967,000 representing the Company's approximately 49.4% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") and a net loss of approximately $1,026,000 for the 26 stores closed in February 1994.

  Cost of sales, including buying and occupancy, decreased $62,000 to $84,595,000 in the second quarter of 1994 compared to $84,657,000 in 1993. As a percentage of sales, cost of sales decreased 4.2 percentage points due primarily to an increase in merchandise margins of 1.9 percentage points and a decrease in buying and occupancy costs, as a percentage of sales, of 2.3 percentage points.

   Selling, general and administrative expenses decreased $2,120,000 to $29,743,000 in the second quarter of 1994 compared to $31,863,000 in 1993. As a percentage of sales, selling, general and administrative expenses decreased
3.4 percentage points to 25.9% of sales compared to 29.3% in the 1993 quarter. The decrease is primarily attributable to the productivity program begun at the end of 1993 which resulted in lower administrative costs.

  Other income, primarily interest income, increased $232,000 to $770,000 in the second quarter of 1994 compared to $538,000 in 1993.

  Interest and debt expense increased $60,000 to $5,194,000 in the second quarter of 1994 compared to $5,134,000 in 1993.

First half of 1994 compared with the first half of 1993
Results of Operations


Sales

  Sales were $300,095,000 for the twenty-eight weeks ended August 14, 1994 compared with $296,885,000 in the 1993 first half which ended August 15, 1993. The 1993 first half included sales of $14,207,000 for the 26 stores closed in February 1994. Same-store sales for the 1994 first half increased 4.7% compared to the first half of 1993.


Earnings

  Net income for the 1994 first half was $6,058,000 compared with a net loss of $1,976,000 in the 1993 first half. The 1993 first half included net equity earnings from Sunbelt of $623,000 and a net loss of approximately $1,717,000 for the 26 stores closed in February 1994.

  Cost of sales, including buying and occupancy, decreased $1,483,000 in the 1994 first half to $211,174,000 compared to $212,657,000 in 1993. As a percentage of sales, cost of sales decreased 1.2 percentage points due primarily to a decrease in buying and occupancy costs.

  Selling, general and administrative expenses decreased $6,153,000 to $70,791,000 in the 1994 first half compared to $76,944,000 in 1993. As a percentage of sales, selling, general and administrative expenses decreased 2.3 percentage points to 23.6% of sales in the 1994 first half compared to 25.9% in
1993.   The decrease is primarily attributable to the productivity program begun at the end of 1993 which resulted in lower administrative costs.

  Other income increased $301,000 to $1,095,000 in the first half of 1994 compared to $794,000 in the 1993 first half.

  Interest and debt expense increased $28,000 to $12,298,000 in the 1994 first half compared to $12,270,000 in the 1993 first half.

  The effective income tax rate used in the 1994 second quarter and first half represented an estimated annual effective tax rate which reflected the utilization of previously unrecognized tax benefits.

Capital Resources and Liquidity

  Net cash provided by continuing operations increased $4,022,000 to $2,872,000 in the 1994 first half. Inventory increased $14,147,000 for the 1994 first half compared to an increase of $17,628,000 in 1993 while accounts payable increased $105,000 in 1994 compared to an increase of $5,379,000 in 1993. The accounts payable change for 1994 and 1993, described above, included amounts payable to brokers of $14,998,000 at August 14, 1994 compared to $24,998,000 at the end of fiscal 1993, and $14,999,000 at August 15, 1993 compared to $14,999,000 at the end of fiscal 1992. During the fourth quarter of 1993 the Company recorded a noncash reserve of $22,876,000 for the closing of 26 stores of which $7,646,000 was classified as a long-term liability. At the end of the 1994 first half the reserve utilized net cash of $5,275,000 which included $3,245,000 for the ongoing facility expenses of the closed stores and severance; $1,804,000 for the termination of nine lease agreements, including brokers fees and legal costs; and $226,000 of other related costs. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

  In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1,940,000 shares of the Company's common stock at a market value of $17,702,500 in exchange for 4,200,000 shares of Sunbelt held by Pier 1, Imports, Inc. ("Pier 1"). As of fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. The 4,200,000 shares of Sunbelt have been pledged as security for payment of a $12,000,000 revolving credit facility (the "Indebtedness") between Sunbelt and Pier 1 which matures October 15, 1994. If Sunbelt is unable to refinance the Indebtedness prior to October 15, 1994 and Pier 1 does not agree to renegotiate the Indebtedness or grant a further extension of the maturity date, Pier 1 could foreclose, in complete or partial satisfaction of such Indebtedness, on the Company's 4,200,000 shares of Sunbelt. On September 9, 1994 the Company signed an agreement to sell its approximately 49.4% interest in Sunbelt consisting of 4,200,000 common shares for $4,200,000 to a privately owned lawn and garden chain. The transaction is subject to amendment of the existing credit facilities between Sunbelt and Pier 1.

  Net cash used for discontinued operations in the first half of 1994 and 1993 related to payments for operations disposed of in prior years.

  Net cash provided by investing activities was $515,000 in 1994 compared to net cash used of $1,421,000 in 1993. The decrease in cash used for investing activities was due primarily to purchases of property, plant and equipment for new stores in 1993 offset by the sale of marketable securities in 1993.

  Net cash used for financing activities was $17,245,000 in 1994 compared to $6,363,000 in 1993. The 1994 first half included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $3,563,000 for the mortgage notes. The 1993 first half included the payment of long-term debt, primarily for the mortgage notes of $2,375,000 and payment of cash dividends. In April 1994 the Company issued restricted stock grants to employees of the Company which total 81,250 shares of common stock at August 14, 1994. The noncash transaction was completed by issuing shares of treasury stock offset by a reduction of stockholders' equity for unearned compensation which is being amortized in accordance with the restrictions placed on the stock grants.

  Working capital at August 14, 1994 was $67,480,000 or $16,955,000 higher than the $50,525,000 working capital level at January 30, 1994. The quarter-end included $48,895,000 of cash and cash equivalents.

  The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $10,836,000 of fixed interest charges and fund capital expenditures of approximately $3,528,000 primarily for maintenance and improvements to existing locations during the remainder of fiscal 1994.

  The Company has a revolving credit agreement with a bank which currently provides for $15,000,000 of unsecured credit through July 1, 1995. The Company was in compliance with all of its covenants under the agreement at August 14, 1994.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

       (10) Stock Purchase Agreement, effective as of September 9, 1994 by and between General Host Corporation, SNG Acquisition Company, Inc., a wholly owned subsidiary of General Host Corporation and Timothy R. Duoos. Incorporated by reference to the Schedule 13-D relating to Sunbelt Nursery Group, Inc. (Issuer) filed September 19, 1994, by General Host Corporation (Reporting Person), Item 7, Exhibit A.

       (11)   Computation of Primary Earnings Per Share.

       (15)   Letter regarding unaudited interim financial information.

       (27)   Financial Data Schedule.

     (b)  Reports on Form 8-K

          During the quarter and through the date of this report, the Registrant filed the following report on Form 8-K:

          September 9, 1994-reporting the execution of a Stock Purchase Agreement for the sale of 4.2 million shares of Common Stock of Sunbelt Nursery Group, Inc.

                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL HOST CORPORATION



                                   By:  /s/ John R. Ficarro
                                        -----------------------
                                        John R. Ficarro
                                        Vice President, General
                                         Counsel and Secretary




                                   By:  /s/ James R. Simpson
                                        -----------------------
                                        James R. Simpson
                                        Vice President and
                                         Controller

Dated:  September 26, 1994