Form 10-Q
period 1994-11-06
GENERAL HOST CORP
filed 1994-12-16
CIK 40638

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended November 6, 1994 Commission File Number 1-1066


                           GENERAL HOST CORPORATION
          ---------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


      NEW YORK STATE                                     13-0762080
- --------------------------                         -----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)


        One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
      ------------------------------------------------------------------
        (Address of principal executive office)             (Zip Code)


                Registrant's Telephone Number:  (203) 357-9900
            ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
     -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 21,092,822 shares outstanding as of December 13, 1994.

                           GENERAL HOST CORPORATION

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been reviewed by Price Waterhouse LLP, independent accountants, whose report thereon is included elsewhere in this Item 1. The review by Price Waterhouse LLP was based on procedures adopted by the American Institute of Certified Public Accountants and was not an audit.

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

CONSOLIDATED STATEMENT OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)

                                Twelve Weeks Ended        Forty Weeks Ended
                             -----------------------   -----------------------
                             NOVEMBER 6,  November 7,  NOVEMBER 6,  November 7,
                                 1994         1993         1994         1993
                             ----------   ----------   ----------   ----------
REVENUES:
  Sales                      $   98,022   $  105,370   $  398,117   $  402,255
  Other income                    3,809          232        4,904        1,026
                             ----------   ----------   ----------   ----------
                                101,831      105,602      403,021      403,281
                             ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy         76,217       81,240      287,391      293,897
  Selling, general and
    administrative               29,304       32,851      100,095      109,795
  Interest and debt expense       5,226        5,429       17,524       17,699
                             ----------   ----------   ----------   ----------
                                110,747      119,520      405,010      421,391
                             ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES
  AND NET EQUITY LOSS            (8,916)     (13,918)      (1,989)    (18,110)
INCOME TAX BENEFIT               (1,869)      (5,092)      (1,000)     (6,685)
NET EQUITY LOSS IN AN
  UNCONSOLIDATED AFFILIATE                    (2,580)                  (1,957)
                             ----------   ----------   ----------   ---------
NET LOSS                     $   (7,047)  $  (11,406)  $     (989)  $ (13,382)
                             ==========   ==========   ==========   =========
NET LOSS PER SHARE           $     (.33)  $     (.54)  $     (.05)  $    (.65)
                             ==========   ==========   ==========   =========

AVERAGE SHARES OUTSTANDING       21,095       21,017       21,078       20,601
                             ==========   ==========   ==========   =========

CASH DIVIDENDS PER SHARE     $     .00   $     .095    $     .00   $    .285
                             ==========   ==========   ==========   =========


See accompanying notes.

Consolidated Balance Sheet  (Unaudited)
(Dollars in thousands)

                                       NOVEMBER 6, November 7,  January 30,
                                         1994        1993         1994
                                       ----------  ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents            $   39,297  $   32,738   $   62,855
  Marketable securities                                   120          120
  Accounts and notes receivable             3,698       4,789        4,924
  Federal income tax receivable                                      2,185
  Merchandise inventory                   122,790     167,062       87,807
  Prepaid expenses and other
    current assets                          9,676      22,293       10,005
                                       ----------  ----------   ----------
        Total current assets              175,461     227,002      167,896
                                       ----------  ----------   ----------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $139,743, $129,296 AND $133,756    257,730     283,301      280,210
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $8,602,
    $7,664 AND $7,881                      17,317      18,255       18,038
INVESTMENT IN AN UNCONSOLIDATED
  AFFILIATE                                            15,746
OTHER ASSETS AND DEFERRED CHARGES          11,794      13,602       12,061
                                       ----------  ----------   ----------
                                       $  462,302  $  557,906   $  478,205
                                       ==========  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                     $   67,829  $   62,580   $   49,551
  Accrued expenses                         34,499      31,563       37,365
  Notes payable to banks                               25,000
  Provision for store closings and
    other related costs                     6,052                   11,575
  Current portion of long-term debt         5,718      18,807       18,880
                                       ----------  ----------   ----------
        Total current liabilities         114,098     137,950      117,371
                                       ----------  ----------   ----------
LONG-TERM DEBT:
  Senior debt                             164,169     173,210      172,995
  Subordinated debt, less original
    issue discount                         65,000      65,000       65,000
                                       ----------  ----------   ----------
        Total long-term debt              229,169     238,210      237,995
                                       ----------  ----------   ----------

DEFERRED INCOME TAXES                                  19,976
OTHER LIABILITIES AND DEFERRED CREDITS     11,110       8,476       14,125
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           84,744      88,251       85,145
  Retained earnings                        94,554     146,503       95,543
                                       ----------  ----------   ----------
                                          211,050     266,506      212,440

  Cost of 10,659,278, 11,736,692
    and 10,735,904 shares of
      common stock in treasury           (101,038)   (111,251)    (101,765)
  Unearned compensation                      (126)
  Notes receivable from exercise of
    stock options                          (1,961)     (1,961)      (1,961)
                                       ----------  ----------   ----------
        Total shareholders' equity        107,925     153,294      108,714
                                       ----------  ----------   ----------
                                       $  462,302  $  557,906   $  478,205
                                       ==========  ==========   ==========

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                        Forty Weeks Ended
                                                    -------------------------
                                                     NOVEMBER 6,   November 7,
                                                       1994          1993
                                                    -----------  -------------
OPERATING ACTIVITIES
  Net loss                                           $    (989)  $ (13,382)
  Noncash charges (credits) included in results:
    Depreciation and amortization                       18,477      18,677
    Deferred income taxes                                             (520)
    Amortization of compensation related to
      stock grants                                         200
    Equity loss in an unconsolidated affiliate                       1,957
    Other                                                  936          82
                                                    ----------   ---------
                                                        18,624       6,814

  Changes in current assets and current liabilities:
    Decrease in accounts, notes
      and federal income tax receivables                 2,629       6,942
    Increase in inventory                              (34,983)    (45,901)
    (Increase) decrease in prepaid expenses                272      (8,637)
    Increase in accounts payable                        18,278       9,792
    Decrease in accrued expenses                        (2,004)     (1,063)
    Decrease in provision for store closings
      and other costs                                   (6,194)
                                                    ----------   ---------
  Net cash used for continuing operations               (3,378)    (32,053)
  Net cash used for discontinued operations               (161)     (1,182)
                                                    ----------   ---------
                                                        (3,539)    (33,235)
                                                    ----------   ---------

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (4,479)    (27,640)
  Proceeds from the sales of marketable securities         120      33,240
  Purchase of marketable securities                                 (6,550)
  Other                                                  2,997         402
                                                    ----------   ---------
  Net cash used for investing activities                (1,362)       (548)
                                                    ----------   ---------

FINANCING ACTIVITIES
  Increase in notes payable to banks                                25,000
  Payment of long-term debt and capital lease
    obligations                                        (18,657)     (4,279)
  Cash dividends paid on common stock                               (5,520)
  Other                                                                135
                                                    ----------   ---------
  Net cash provided by (used for)
    financing activities                               (18,657)     15,336
                                                    ----------   ---------
Decrease in cash and cash equivalents                  (23,558)    (18,447)
Cash and cash equivalents at beginning of year          62,855      51,185
                                                    ----------   ---------
Cash and cash equivalents at end of quarter         $   39,297   $  32,738
                                                    ==========   =========




See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

In October 1994 the Company sold its approximately 49.4% interest in Sunbelt Nursery Group, Inc. consisting of 4,200,000 common shares. The resulting gain of $3,612,000 was recorded in other income for the 1994 twelve and forty week periods. The 1993 twelve and forty week periods included net equity losses from Sunbelt of $2,580,000 and $1,957,000, respectively.

NOTE 2

Income taxes for the twelve and forty week periods of 1994 included elimination of income tax reserves of $1,000,000 which were no longer required.

NOTE 3

On March 3, 1994 the Company declared a 5% stock dividend for shareholders of record on March 18, 1994. The stock dividend representing 1,000,764 shares was paid on April 8, 1994. Share and per share data for 1993 have been restated to reflect the 5% stock dividend.

NOTE 4

Noncash financing activities for 1994 included the issuance of 76,650 shares of common stock representing restricted stock grants. The unearned compensation which is being amortized in accordance with the restrictions placed on the stock grants is shown as a reduction of stockholders' equity in the consolidated balance sheet. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock at the then market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

Interest payments amounted to $8,893,000 and $20,964,000 for the twelve and forty weeks ended November 6, 1994, and $8,680,000 and $20,077,000 for the twelve and forty weeks ended November 7, 1993. Tax payments amounted to $189,000 and $364,000 for the twelve and forty weeks ended November 6, 1994 and $209,000 and $982,000 for the twelve and forty weeks ended November 7, 1993.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Shareholders of
General Host Corporation

We have reviewed the accompanying consolidated balance sheet of General Host Corporation and its subsidiaries as of November 6, 1994 and November 7, 1993, and the related consolidated statements of income and of cash flows for the twelve and forty week periods ended November 6, 1994 and November 7, 1993. This financial information is the responsibility of the Company's management.

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

Detroit, Michigan
November 30, 1994

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Third quarter of 1994 compared with third quarter 1993
Results of operations


Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 7% to $98,022,000 for the twelve weeks ended November 6, 1994 when compared with $105,370,000 in the 1993 third quarter which ended on November 7, 1993. The 1993 quarter included sales of $6,131,000 for the 26 stores closed in February 1994. Same-store sales (stores open for a full year in both years) decreased 2.4% for the 1994 third quarter.

Earnings

  The net loss for the third quarter of 1994 was $7,047,000 compared to a net loss of $11,406,000 in the 1993 third quarter. The 1993 quarter included a net loss of $2,580,000 representing the Company's approximately 49.4% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") and a net loss of approximately $781,000 for the 26 stores closed in February 1994.

  Cost of sales, including buying and occupancy, decreased $5,023,000 to $76,217,000 in the third quarter of 1994 compared to $81,240,000 in 1993. As a percentage of sales, cost of sales increased .7 of a percentage point due primarily to a decrease in merchandise margins of 1.2 percentage points and a decrease in buying and occupancy costs, as a percentage of sales, of .4 of a percentage point.

   Selling, general and administrative expenses decreased $3,547,000 to $29,304,000 in the third quarter of 1994 compared to $32,851,000 in 1993. As a percentage of sales, selling, general and administrative expenses decreased 1.3 percentage points to 29.9% of sales compared to 31.2% in the 1993 quarter. The decrease is primarily attributable to the productivity program initiated at the end of 1993 which resulted in lower administrative costs. Additionally, the Company deferred making certain advertising expenditures in the traditionally slow third quarter in favor of making them in the fourth quarter where the productivity of advertising expenditures are much higher.

  Other income increased $3,577,000 to $3,809,000 in the third quarter of 1994 compared to $232,000 in 1993. The increase is due to the sale of the Company's approximately 49.4% interest in Sunbelt consisting of 4,200,000 common shares in October 1994. The Company recognized a gain of $3,612,000 which was recorded in other income in the third quarter of 1994.

  Interest and debt expense decreased $203,000 to $5,226,000 in the third quarter of 1994 compared to $5,429,000 in 1993.


First three quarters of 1994 compared with the first three quarters of 1993 Results of Operations


Sales

  Sales were $398,117,000 for the forty weeks ended November 6, 1994 (the "1994 three quarters") compared with $402,255,000 for the forty weeks ended
November 7, 1993 (the "1993 three quarters"). The 1993 three quarters included sales of $20,338,000 for the 26 stores closed in February 1994. Same-store sales for the 1994 three quarters increased 2.9% compared to the 1993 three quarters.

Earnings

  The net loss for the 1994 three quarters was $989,000 compared with a net loss of $13,382,000 in the 1993 three quarters. The 1993 three quarters included a net equity loss from Sunbelt of $1,957,000 and a net loss from operations for the 26 stores closed in February 1994 of approximately $2,526,000.

  Cost of sales, including buying and occupancy, decreased $6,506,000 in the 1994 three quarters to $287,391,000 compared to $293,897,000 in the 1993 three quarters. As a percentage of sales, cost of sales decreased .9 of a percentage point due primarily to a decrease in buying and occupancy costs.

  Selling, general and administrative expenses decreased $9,700,000 to $100,095,000 in the 1994 three quarters compared to $109,795,000 in the 1993 three quarters. As a percentage of sales, selling, general and administrative expenses decreased 2.2 percentage points to 25.1% of sales in the 1994 three
quarters compared to 27.3% in the 1993 three quarters.   The decrease is
primarily attributable to the productivity program initiated at the end of 1993 which resulted in lower administrative costs.

  Other income increased $3,878,000 to $4,904,000 in the 1994 three quarters compared to $1,026,000 in the 1993 three quarters. The increase is due to the sale of the Company's approximately 49.4% interest in Sunbelt consisting of 4,200,000 common shares. The Company recognized a gain of $3,612,000 which was recorded in other income in the third quarter of 1994.

  Interest and debt expense decreased $175,000 to $17,524,000 in the 1994 three quarters compared to $17,699,000 in the 1993 three quarters.

  Income taxes for the twelve and forty week periods of 1994 included the elimination of income tax reserves of $1,000,000 which were no longer required.


Capital Resources and Liquidity

  Net cash used for continuing operations was $3,378,000 in the 1994 three quarters compared with $32,053,000 in the 1993 three quarters. Inventory increased $34,983,000 for the 1994 three quarters compared to an increase of $45,901,000 in the 1993 three quarters while accounts payable increased $18,278,000 in 1994 compared to an increase of $9,792,000 in 1993. The accounts payable change for the 1994 and 1993 three quarters, described above, included amounts payable to brokers of $14,998,000 at November 6, 1994 compared to $24,998,000 at the end of fiscal 1993, and $9,999,000 at November 7, 1993 compared to $14,999,000 at the end of fiscal 1992.

  During the fourth quarter of 1993 the Company recorded a noncash reserve of $22,876,000 for the closing of 26 stores of which $3,646,000 is currently classified as a long-term liability. As of the end of the 1994 third quarter the reserve utilized net cash of $6,194,000 for the 1994 three quarters which included $4,107,000 for the ongoing facility expenses of the closed stores and severance; $2,485,000 for the termination and sublease of 16 lease agreements, including brokerage fees and legal costs; and $352,000 of other related costs offset by $750,000 received from the sale of other properties. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

  In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1,940,000 shares of the Company's common stock at the then market value of $17,702,500 in exchange for 4,200,000 shares of Sunbelt held by Pier 1, Imports, Inc. ("Pier 1"). As of fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. In October 1994 the Company sold its approximately 49.4% interest in Sunbelt consisting of 4,200,000 common shares and recognized a gain on the sale of $3,612,000.

  Net cash used for discontinued operations in the 1994 and 1993 three quarters related to payments for operations disposed of in prior years.


  Net cash used for investing activities was $1,362,000 in the 1994 three quarters compared to $548,000 in the 1993 three quarters. The increase in cash used for investing activities was due primarily to purchases of property, plant and equipment for new stores in 1993 offset by the sale of marketable securities in 1993.

  Net cash used for financing activities was $18,657,000 in the 1994 three quarters compared to net cash provided of $15,336,000 in the 1993 three quarters. The 1994 three quarters included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $4,750,000 for mortgage notes. The 1993 three quarters included an increase in notes payable to banks of $25,000,000, the payment of long-term debt, primarily for mortgage notes of $3,563,000 and payment of cash dividends.

  In April 1994 the Company issued restricted stock grants to employees of the Company which total 76,650 shares of common stock at November 6, 1994. The noncash transaction was completed by issuing shares of treasury stock offset by a reduction of stockholders' equity for unearned compensation which is being amortized in accordance with the restrictions placed on the stock grants.

  Working capital at November 6, 1994 was $61,363,000 or $10,838,000 higher than the $50,525,000 working capital level at January 30, 1994. The quarter-end included $39,297,000 of cash and cash equivalents.

  The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $5,365,000 of fixed interest charges and fund capital expenditures of approximately $1,550,000 primarily for maintenance and improvements to existing locations during the remainder of fiscal 1994.

  The Company has a revolving credit agreement with a bank which currently provides for $15,000,000 of unsecured credit through July 1, 1995. The Company was in compliance with all of its covenants under the agreement at November 6, 1994.

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

               (11)   Computation of Primary Earnings Per
                      Share.

               (15)   Letter regarding unaudited interim
                      financial information.

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

               During the quarter and through the date of this report, the Registrant filed the following report on Form 8-K:

               October 19, 1994 - reporting the sale of 4.2 Million shares of Common Stock of Sunbelt Nursery Group, Inc. to Timothy R. Duoos for $4.2 Million in cash.

                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GENERAL HOST CORPORATION

                                   By:  /s/John R. Ficarro
                                        ------------------------
                                        John R. Ficarro
                                        Vice President, General
                                         Counsel and Secretary


                                   By:  /s/James R. Simpson
                                        ------------------------
                                        James R. Simpson
                                        Vice President and
                                         Controller
Dated:  December 16, 1994

                                 EXHIBIT INDEX



Exhibit
Number                 Description                           Page No.
- ------                 ------------                         ---------
(11)                   Computation of Primary
                       Earnings Per Share.

(15)                   Letter regarding unaudited
                       interim financial information.

(27)                   Financial Data Schedule