Form 10-K
period 1995-01-29
GENERAL HOST CORP
filed 1995-04-10
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________
                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 29, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 1-1066


                            GENERAL HOST CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New York State                            13-0762080
        -------------------------------               -------------------
        (State or other jurisdiction                   (I.R.S. employer
       of incorporation or organization)              identification no.)


          One Station Place, P.O. Box 10045, Stamford, CT       06904
       --------------------------------------------------     ---------
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

                    Yes    X                No
                          ---                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of General Host Corporation's Common Stock, $1.00 par value, held by non-affiliates of General Host as of March 15, 1995:
$107,670,846*

     Number of voting shares of General Host Corporation's Common Stock outstanding as of March 15, 1995: 21,085,922.

                      DOCUMENTS INCORPORATED BY REFERENCE



General Host Corporation Proxy      Part III, Items 10, 11, 12 and 13
Statement for Annual Meeting of
Shareholders to be held on
May 18, 1995 (hereinafter "the
Company's 1995 Proxy Statement")

* Does not include market value of Common Stock held by directors and officers who may be deemed to be affiliates of General Host which aggregates $18,844,686.





                           [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.   BUSINESS

     General Host Corporation ("General Host", the "Company" or the "Registrant") operates a chain of specialty retail stores devoted to the sale of lawn and garden products, crafts, Christmas merchandise and pet food and supplies. Measured by sales and number of stores, the Company believes it is the largest chain in the United States concentrating on the sale of such products. As of January 29, 1995, the Company operated 262 stores in 16 states under the name Frank's Nursery & Crafts(R) and three stores under the name Frank's SuperCrafts(R). Unless otherwise stated, all statistics in this Item were compiled as of January 29, 1995.

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

     With the acquisition of Frank's Nursery & Crafts, Inc. ("Frank's") in 1983, the Company began focusing its resources on developing the first national chain of garden and crafts stores. At the time of its acquisition, Frank's had 95 stores principally located in the Midwest. In 1984, through the acquisition of Flower Time, Inc., the Company obtained 17 stores in the New York metropolitan area. In 1986, the Company further expanded into the eastern United States when it acquired Scott's Seaboard Corporation, adding 14 stores in the Washington, D.C. and Baltimore markets. In early 1989, the Company increased its presence in the Philadelphia metropolitan area through the acquisition of 12 store leases. Since 1983, the Company has built, leased or acquired a net of 170 stores in existing and new markets.

     In October 1994, the Company sold its interest in Sunbelt Nursery Group, Inc. (See Note 3 on Page F-8 of this Annual Report on Form 10-K for a discussion regarding Sunbelt).

     During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

     The national lawn and garden market is highly fragmented, consisting of thousands of local garden centers plus mass merchandisers who sell lawn and garden products as part of their overall product lines. In fiscal 1994, the Company's lawn and garden and nursery sales averaged approximately $1.05 million per store in its 265 stores. In addition to approximately $278 million in lawn and garden and nursery sales, the Company generated approximately $265 million in revenues in the last fiscal year from the sale of crafts and Christmas products and $25 million from the sale of pet food and supplies.

     Although no single company directly competes with the Company's overall product lines, many retailers and mass merchandisers provide competition with respect to certain of the Company's lines of business. The Company competes with mass merchandisers, home center chains and many local and regional garden centers in the lawn and garden and nursery business. The Company competes in the crafts business with mass merchandisers, crafts store chains and local craft stores. The Company competes with major department stores, mass merchandisers, local garden centers and other retailers in the Christmas business. The Company competes with mass merchandisers, supermarkets, pet supply chains and local pet supply stores in the pet food and supply business.

     The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1994, approximately 37% of the Company's sales occurred during the spring season (late March to mid-June) and 26% occurred at Christmas time (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Losses usually are experienced during the other periods of the year. The Company's slowest selling season is typically the period from the beginning of the calendar year until the start of the spring selling season, with the next slowest period being early July to Labor Day.

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

     Crafts and pet food and supplies sell at a fairly even pace throughout the year. Craft sales are stimulated by fall and late winter promotions. During the winter months (other than the Christmas season) crafts constitute the majority of the Company's sales.

     Christmas merchandise is sold almost entirely in November and December.

     The Company's most significant capital requirements are for seasonal buildup of Christmas and crafts inventories, technology improvements, new stores and the modernization of existing stores.

     Capital expenditures of the Company totalled $5.4 million in fiscal 1994. Expenditures for fiscal 1994 included the addition of one new store. The Company anticipates spending approximately $5 million for capital expenditures in fiscal 1995.

     The Company opened one new store in fiscal 1994 -- the third SuperCrafts store in Philadelphia, Pennsylvania. The Company plans to open approximately 10-12 new stores in the next 24 months in existing markets. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing the utilization of existing supervisory and managerial staff.

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

     The Company has begun to place greater strategic emphasis on the Christmas products market by operating temporary Christmas shops for about eight weeks during the holiday season. These smaller shops, typically 3,000 to 5,000 square feet, supplement the Christmas business of the Company's full-line stores and offer substantially the same Christmas merchandise, except live trees. In 1990, the Company experimented with three Christmas shops and, encouraged by the results, opened 100 for the 1991 Christmas season and 137 for the 1992 Christmas season. In fiscal 1993, the Company operated 104 Christmas shops with an emphasis on mall locations which provided a higher concentration of shoppers than strip shopping centers or stand-alone shops. In fiscal 1994, the Company operated 115 Christmas shops almost exclusively in mall locations. The success of the Company's Christmas shop business will depend upon the Company's ability from year to year to obtain favorable short-term locations in various malls that are in close proximity to existing stores.

     The principal products sold at the Company's retail garden and crafts stores are as follows:

                                       Percentage of
                                         Sales In
               Product Line          Fiscal Year 1994                        Description
               ------------          ----------------                        -----------
                 Lawn and garden         24%                       Fertilizers, herbicides and pesticides, seeds
                                                                   and bulbs, mulches, plant accessories, hoses
                                                                   and garden tools and equipment

                 Live nursery            25                        Trees, shrubs, roses, potted plants, annual
                                                                   and perennial flowering plants and indoor
                                                                   plants

                 Crafts                  30                        Yarns, macrame, art supplies, needlework and
                                                                   children's crafts, wood crafts, ribbon,  and
                                                                   artificial and silk flowers and arrangements

                 Christmas               17                        Artificial and live Christmas trees,
                                                                   decorations and trimmings and Christmas
                                                                   plants

                 Pet                      4                        Pet food and supplies, bird seed and accessories
                                        ---


                                        100%
                                        ===




     Substantially all of the plants and products the Company sells are purchased from approximately 1,100 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

     As of January 29, 1995, 128 of the Company's stores were leased and 137 were owned. All store leases are long-term; 49 will terminate prior to December 31, 2005.

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

     The SuperCrafts stores are approximately 22,000 square feet in size, offering an expanded line of craft merchandise and specialized, in-store services such as customized framing and silk floral arrangements.

     Typically, stores are open 80 hours per week. The average store has approximately 20-25 employees, including a store manager and department managers for (i) live goods and related products; (ii) crafts; (iii) office and cashier supervision and at larger stores, (iv) customer service. The in-store staff is supplemented at seasonal peak selling periods by temporary employees. Overall, the Company had 8,031 employees at January 29, 1995, including seasonal employees. Approximately 29 warehouse and distribution center employees in Detroit are members of the Teamsters Union under a contract which expires January 1, 1996.

     The Company operates distribution centers in Detroit, Michigan; Chicago, Illinois; and Harrisburg, Pennsylvania. The Company owns the Detroit center which also contains Frank's headquarters, and leases the Chicago and Harrisburg centers. These centers delivered approximately 44% of all merchandise to the stores in 1994, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.

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

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The high and low sales prices per share of Common Stock as traded on the New York Stock Exchange and cash dividends paid per share of Common Stock during each quarter of the last two fiscal years are as follows:

                                                Cash Dividends
                              High      Low       Per Share
                              ----      ---       ---------
Fiscal 1994*
     First Quarter           $ 6-7/8    $ 5-1/4      $ .00
     Second Quarter          $ 6-1/4    $ 4-3/4      $ .00
     Third Quarter           $ 5-5/8    $ 3-3/4      $ .00
     Fourth Quarter          $ 5-3/8    $ 4          $ .00

Fiscal 1993
     First Quarter           $10-5/8    $ 8-7/8      $ .095
     Second Quarter          $ 9-1/4    $ 7-5/8      $ .095
     Third Quarter           $ 8-1/4    $ 6-7/8      $ .095
     Fourth Quarter          $ 7-3/4    $ 5-7/8      $ .095

- ----------
* Five percent stock dividends were paid on April 8, 1994 and April 7, 1995 and all stock related data in the financial statements in this Report reflect the aforementioned stock dividends for all periods presented.

     A description of the most restrictive provisions in the Company's loan agreements which may limit the payment of dividends is as follows:

     Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $3,690,000 at January 29, 1995.

     At March 15, 1995, there were approximately 3,645 holders of record of the Company's Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

     Five Year Financial Data concerning the Company is listed on F-22 of this Annual report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales were $568 million for the 1994 fiscal year compared to $568.6 million for the 1993 fiscal year. The 1993 sales included sales of $34.9 million for the 26 stores closed in February 1994. Eliminating the sales for the closed stores in 1993 would have resulted in a sales increase for 1994 of 6.4%. Same-store sales (stores open for a full year in both years) for 1994 increased 5.2%.
Also contributing to the sales increase was improved in-store merchandising, and the sales from the temporary Christmas boutiques of $12.9 million in 1994 compared to $11.2 million in 1993. Sales increased 1.9% to $568.6 million for the 52-week 1993 fiscal year compared to $557.8 million for the 53-week 1992 fiscal year. The addition of seven new stores in 1993 and twelve new stores in 1992, and the sales from the temporary Christmas boutiques of $11.2 million in 1993 compared to $9.9 million in 1992 contributed to the sales increase. Same-store sales for 1993 compared to 1992 on a comparative 52-week basis decreased 1% due to extremely hot early summer weather and excessive winter snows (in both the first and fourth quarters) in most of the Company's major eastern markets, and excessive rain and flooding in the Midwest.

     Other income increased $4.3 million to $5.6 million in 1994. The increase was due to the gain from the sale of the Company's approximately 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") of $3.6 million and increased interest income due to higher levels of short-term investments. Other income decreased by $5.7 million to $1.3 million in 1993. The decrease was due to a decline in interest earned on marketable securities resulting from lower levels of short-term investments in 1993. Also in 1992 the Company had income from non-competition agreements and dividends.

     Cost of sales, including buying and occupancy, decreased $22.9 million to $402.8 million or 70.9% of sales in 1994. This compares to $425.7 million or 74.9% of sales in 1993. The decrease of 4 percentage points was due to higher merchandise margins resulting from improved inventory management, in addition to the benefits from the operations improvement program in 1994 compared with 1993 when the Company underwent an inventory reduction program and closed 26 stores. Cost of sales, including buying and occupancy, increased $33.7 million to $425.7 million in 1993 compared to $392 million in 1992. As a percentage of sales, cost of sales increased 4.6 percentage points to 74.9% in 1993 compared to 70.3% in 1992. The increase of 4.6 percentage points resulted from lower merchandise margins due to the Company's inventory reduction program in January 1994, the liquidation sales related to the closing of 26 unprofitable stores and the adverse weather conditions which affected sales throughout the entire year. In addition, increases in occupancy costs related primarily to the 1993 and 1992 new store openings and depreciation contributed to the cost of sales increase in 1993.

     Selling, general and administrative expense in 1994 decreased $11.8 million to $140.2 million compared to $152 million in 1993. The decrease was attributable to the operations improvement program initiated at the end of 1993 which resulted in lower administrative costs in 1994. As a percentage of sales, selling, general and administrative expense decreased 2 percentage points to 24.7% of sales in 1994 compared to 26.7% in 1993. Selling, general and administrative expenses in 1993 increased by $3.4 million to $152 million compared to $148.6 million in 1992. The increase was due mainly to increased expenses for new stores opened in 1993 and 1992 and increased advertising expenses in the 1993 fourth quarter. As a percentage of sales, selling, general and administrative expenses increased .1 of a percentage point to 26.7% of sales in 1993 compared to 26.6% in 1992.

     During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. The decision resulted in the Company recording a reserve of $22.9 million ($15.1 million, net of tax benefit) in the 1993 fourth quarter comprised primarily of $20 million for the closing of the 26 stores and $2.9 million primarily for expected losses on the sale of the other properties. The $20 million store closing reserve included a provision for termination of lease agreements, brokers fees and legal costs of $12.9 million representing expected future cash outflows; a provision of $3.5 million for expected losses from the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores; and a provision of $3.6 million representing operating losses for January 1994 through closure date and employee severance for the closed stores. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

     Interest and debt expense was $22.9 million in 1994 compared to $23.3 million in 1993. The decrease was primarily due to the redemption of the 7% Subordinated Debentures on February 1, 1994. Interest and debt expense was $23.3 million in 1993 compared to $23.2 million in 1992.

     In 1994, the tax provision was favorably impacted by a reduction in the valuation allowance which resulted from the current year utilization of loss carryforwards. The valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results prior to 1994, a valuation allowance for the deferred tax asset balance remained at January 29, 1995. As a result of the valuation allowance, approximately $14 million of these loss carryforwards have not been benefitted and utilization will be recognized against future income. Income taxes included the elimination of income tax reserves of $1 million in 1994 and $1.9 million in 1992.

     In April 1993 the Company acquired a 49.5% interest in Sunbelt by exchanging 1.94 million shares of its common stock for 4.2 million shares of common stock of Sunbelt held by Pier 1 Imports, Inc. At fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. This resulted in a charge of $15.7 million which, when combined with the net equity losses recognized through the 1993 third quarter of $2 million, amounted to $17.7 million for fiscal 1993. In October 1994 the Company sold its interest in Sunbelt and recognized a gain of $3.6 million.

     Income from continuing operations was $8.6 million in 1994 an improvement of $63.8 million over 1993. The 1993 loss included a reserve of $22.9 million for the closing of the 26 unprofitable stores and a loss of $17.7 million from the net equity loss and write-down of the Company's investment in Sunbelt. The loss from continuing operations in 1993 was $55.2 million, a decline of $58.1 million over 1992.

     Discontinued operations and changes in accounting principles included (A) a loss reserve of $.8 million in 1993 and $.4 million in 1992, net of taxes, for lease obligations of businesses sold in prior years, and (B) income of $2.9 million representing the cumulative effect for the adoption of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1992. These items combined with the respective income or loss from continuing operations resulted in net income of $8.6 million in 1994, a net loss of $56.1 million in 1993 and net income of $5.3 million in 1992.


Liquidity and Capital Resources

Continuing operations provided $42 million of net cash in 1994 compared to $27.6 million in 1993. The increase of $14.4 million resulted primarily from increased income from continuing operations of $63.8 million, offset by noncash amounts in 1993 for the store closing provision and the Sunbelt net equity loss and investment write-down. The changes in current assets and liabilities caused a decrease to net cash provided in 1994 compared to 1993 of $25.6 million. This decrease was attributable to the reduction in inventory in 1993 resulting from reduced inventory purchases, an inventory reduction program in January 1994 and the closing of 26 stores.

     During the fourth quarter of 1993 the Company recorded a noncash reserve of $22.9 million for the closing of 26 stores. During 1994 the Company terminated leases and was able to enter into sublease arrangements for all but seven stores. The annual sublease income generated approximates the Company's annual costs. The Company is contingently liable should a sublease tenant default on the sublease obligation. At January 29, 1995 the remaining reserve of $8.4 million primarily represents lease termination costs for the remaining seven store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $8.6 million in 1994 to terminate lease arrangements, pay brokers fees, legal costs and severance. Noncash charges of $2.2 million reduced the reserve primarily for asset write-offs.

     In April 1994 the Company issued restricted stock grants under the Stock Incentive Plan to employees of the Company. At January 29, 1995, 68,300 shares remain subject to restrictions which expire on January 28, 1996. The noncash transaction was completed by issuing shares of treasury stock. The market value of the shares granted amount to $.3 million and was charged to selling expense in 1994.

     In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1.94 million shares of the Company's common stock at the then market value of $17.7 million in exchange for 4.2 million shares of Sunbelt.

     Discontinued operations used net cash of $.3 million in 1994 and $1.3 million in 1993 related to payments for operations disposed of in prior years.

     Net cash used for investing activities was $2.3 million in 1994. Net cash used in 1993 was $2.8 million which included $29.9 million for property, plant and equipment for the addition of new stores offset by the reduction of marketable securities.

     Net cash used for financing activities was $18.9 million in 1994 which included the repayment of $13.2 million of 7% Subordinated Debentures on February 1, 1994 and payments of long-term debt. Net cash used was $11.8 million in 1993 which represented payment of long-term debt and dividends.

     The weighted average interest rate on debt outstanding at January 29, 1995 was 9.2%. The Company has a revolving credit agreement with a bank which provides for $15 million of unsecured credit through July 1, 1995. The agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under the agreement at January 29, 1995. In January 1995 the Company completed an extension agreement for the Mortgage Notes which extended the maturity date from December 31, 1995 to March 29, 1996.

     Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $3.7 million at January 29, 1995. On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend is payable on April 7, 1995.

     Total shareholders' equity in 1994 increased $8.9 million to $117.6 million from $108.7 million in 1993, due primarily to the 1994 net income. Long-term debt as a percentage of total capitalization decreased from 70% in 1993 to 67% in 1994.

     In December 1988 the Board of Directors authorized the repurchase, in open market transactions, of up to 2,000,000 additional shares of the Company's common stock. As of January 29, 1995 the total remaining authorization was for 628,750 shares. The Company did not repurchase any shares in fiscal 1994 or 1993.


Working Capital

Working capital amounted to $73 million at January 29, 1995 compared to $51 million at January 30, 1994. The ratio of current assets to current liabilities was 1.7 in 1994 compared to 1.4 in 1993. Working capital included $83 million of cash and cash equivalents at January 29, 1995 compared to $63 million of cash and cash equivalents at January 30, 1994.

     The Company has sufficient cash and cash equivalents and plans to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $24 million in fixed interest charges and to fund capital expenditures of approximately $5 million for 1995. The Company anticipates opening 10 to 12 new stores over the next 24 months.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)  Directors
               Information on Nominee and Incumbent Directors, which appears on pages 4, 5 and 6 of the Company's 1995 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.


          (b)  Executive Officers

                                                                           POSITION AND OFFICE WITH
                    NAME                                  AGE                    THE COMPANY
                    ----                                  ---              ------------------------
                 Harris J. Ashton                           62              Chairman of the Board of Directors, President and
                                                                            Chief Executive Officer

                 William C. Boyd                            65              Executive Vice President - Frank's

                 Scott A. Hessler                           46              President and Chief Operating Officer - Frank's


                 Robert M. Lovejoy, Jr.                     51              Vice President and Treasurer

                 James R. Simpson                           43              Vice President and Controller


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

     Mr. Hessler has been President and Chief Operating Officer of Frank's since May 1994. He was Senior Vice President, Merchandising/Marketing of Wherehouse Entertainment, Inc. from 1992 to 1994 and was employed by Broadway Stores prior thereto from 1986 to 1992, most recently as Senior Vice President, General Merchandise Manager. Prior thereto he was employed by May Department Stores and R.H. Macy in senior merchandising positions since 1974.

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



ITEM 11.  EXECUTIVE COMPENSATION

     Executive Compensation and Other Information which appears on pages 8 to 16 of the Company's 1995 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on the ownership of Company securities by certain beneficial owners and management, which appears on pages 2 through 4 of the Company's 1995 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on transactions with management and others, which appears on pages 6 and 7 and pages 15 and 16 of the Company's 1995 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.   List of documents filed as part of this report:

          1.   Financial Statements
               --------------------
                                                           Page No.
                                                           --------
     -    Report of Independent Accountants.                 F-1

     -    Consolidated Balance Sheets - for the years        F-2
          ended January 29, 1995 and January 30, 1994.

     -    Consolidated Statements of Income - for the        F-3
          years ended January 29, 1995, January 30, 1994
          and January 31, 1993.

     -    Consolidated Statements of Changes in              F-4
          Shareholders' Equity - for the years ended
          January 29, 1995, January 30, 1994 and
          January 31, 1993.

     -    Consolidated Statements of Cash Flows - for the    F-5
          years ended January 29, 1995, January 30, 1994
          and January 31, 1993.

     -    Notes to Consolidated Financial Statements.        F-6


          2.   Financial Statement Schedules
               -----------------------------

               Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   VIII - Valuation and qualifying accounts -                F-23
          years ended January 29, 1995, January
          30, 1994 and January 31, 1993.


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

               (4) Instruments Defining the Rights of Security Holders, Including Indentures:

                    (a) Rights Agreement, dated as of March 7, 1990, by and between the Company and Manufacturers Hanover Trust Company. Incorporated by reference to the Company's Form 8-A Registration Statement, dated March 23, 1995, Exhibits 1 and 2.

                    (b) Amendment No. 1 to the Rights Agreement dated as of March 1, 1995 by and between the Company and Chemical Bank, as successor to Manufacturers Hanover Trust Company. Incorporated by reference to the Company's Form 8-A Registration Statement, dated March 23, 1995, Exhibit 1a.

                    (c) Note and Indenture Extension Agreement dated as of January 27, 1995 between Frank's Nursery and Crafts, Inc. and The Bank of New York and W.T. Cunningham, as Trustees.

                    (d) Form of Note Purchase Agreement between Frank's Nursery & Crafts, Inc., Flower Time, Inc., and various Purchasers, dated September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(a). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

                    (e) Indenture of Mortgage, Deed of Trust and Security Agreement from Frank's Nursery & Crafts, Inc., to the Connecticut Bank and Trust Company, N.A., Lese Amato and Bank of New England Trust Company, N.A., as trustees, dated as of September 1, 1988.
                          Incorporated by reference to the

                          Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(b). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

                    (f) Indenture of Mortgage, Deed of Trust and Security Agreement from Flower Time, Inc., to the Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(c). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

                    (g) Guaranty from General Host Corporation to the Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988, relating to Frank's Nursery & Crafts, Inc., notes. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(d). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

                    (h) Guaranty from General Host Corporation to the Connecticut Bank and Trust Company, N.A., and Lese Amato, as trustees, dated as of September 1, 1988, relating to Flower Time, Inc., notes. Incorporated by reference to the Company's current report on Form 8-K dated September 28, 1988, Exhibit 10(e). A copy of this Exhibit can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549, File No. 1-1066.

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

                    (c)   1995 Executive Compensation Program.

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

               (11) Additional Earnings Per Share Information.

               (21) Subsidiaries.

               (23) Consent of Price Waterhouse.


               (24) Powers of Attorney:

                    (a)   C. Whitcomb Alden, Jr.        Director

                    (b)   Christopher A. Forster        Director

                    (c)   S. Joseph Fortunato           Director

                    (d)   Philip B. Harley              Director

                    (e)   Richard W. Haskel             Director

                    (f)   Edward H. Hoornstra           Director

                    (g)   Charles B. Johnson            Director

                    (h)   Kelly Ashton Sant Albano      Director

               Documents referred to in the list of Exhibits will be furnished upon receipt by the Treasurer of the Company, at the Company's principal executive offices referred to on the cover of this Form 10-K, of written requests accompanied by a fee covering the Company's reasonable expenses of $3.00 for handling and postage, plus $.25 per page for photocopying.





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

                                    GENERAL HOST CORPORATION


     Date:  April 10, 1995          By   /s/Harris J. Ashton
                                    ------------------------------------------
                                         Harris J. Ashton
                                      Chairman of the Board of
                                      Directors, President and
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date:  April 10, 1995              /s/Harris J. Ashton
                                    ------------------------------------------
                                         Harris J. Ashton
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)


     Date:  April 10, 1995              /s/James R. Simpson
                                    ------------------------------------------
                                         James R. Simpson
                                            Controller
                                    (Principal Accounting Officer)


     Date:  April 10, 1995              C. WHITCOMB ALDEN, JR.*
                                    ------------------------------------------
                                        C. Whitcomb Alden, Jr.
                                              Director


     Date:  April 10, 1995              CHRISTOPHER A. FORSTER*
                                    ------------------------------------------
                                        Christopher A. Forster
                                              Director

     Date:  April 10, 1995               S. JOSEPH FORTUNATO*
                                      ---------------------------------
                                          S. Joseph Fortunato
                                                 Director


     Date:  April 10, 1995               PHILIP B. HARLEY*
                                      ---------------------------------
                                           Philip B. Harley
                                              Director


     Date:  April 10, 1995               RICHARD W. HASKEL*
                                      ---------------------------------
                                           Richard W. Haskel
                                              Director


     Date:  April 10, 1995               EDWARD H. HOORNSTRA*
                                      ---------------------------------
                                          Edward H. Hoornstra
                                              Director


     Date:  April 10, 1995               CHARLES B. JOHNSON*
                                      ---------------------------------
                                          Charles B. Johnson
                                              Director


     Date:  April 10, 1995               KELLY ASHTON SANT ALBANO*
                                      ---------------------------------
                                        Kelly Ashton Sant Albano
                                              Director


     Date:  April 10, 1995       *By     /s/ROBERT M. LOVEJOY, JR.
                                      ---------------------------------
                                          (Attorney-in-Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) and (2) on page 16 present fairly, in all material respects, the financial position of General Host Corporation and its subsidiaries at January 29, 1995 and January 30, 1994, and the results of their operations and their cash flows for the three years in the period ended January 29, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended January 31, 1993.





Price Waterhouse LLP
Detroit, Michigan
March 1, 1995, except as to the
stock dividend described in Note 1
which is as of March 17, 1995

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
JANUARY 29, 1995 AND JANUARY 30, 1994


                                                       1994         1993
                                                    ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                         $   83,362   $   62,855
  Marketable securities                                                 120
  Accounts and notes receivable                          3,682        7,109
  Merchandise inventory                                 87,238       87,807
  Prepaid expenses and other current assets              8,589       10,005
                                                    ----------   ----------
       Total current assets                            182,871      167,896
                                                    ----------   ----------

Property, plant and equipment, less accumulated
  depreciation of $142,621 and $133,756                253,311      280,210
Intangibles, less accumulated amortization
  of $8,818 and $7,881                                  17,101       18,038
Other assets and deferred charges                       11,575       12,061
                                                    ----------   ----------
                                                    $  464,858   $  478,205
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   56,726   $   49,551
  Accrued expenses                                      40,623       37,365
  Provision for store closings
    and other costs                                      6,379       11,575
  Current portion of long-term debt                      5,694       18,880
                                                    ----------   ----------
       Total current liabilities                       109,422      117,371
                                                    ----------   ----------
Long-term debt:
  Senior debt                                          163,311      172,995
  Subordinated debt                                     65,000       65,000
                                                    ----------   ----------
       Total long-term debt                            228,311      237,995
                                                    ----------   ----------

Other liabilities and deferred credits                   9,475       14,125
Commitments and contingencies

Shareholders' equity:
  Common stock $1.00 par value, 100,000,000
    shares authorized, 31,752,450 shares issued         31,752       31,752
  Capital in excess of par value                        81,163       85,145
  Retained earnings                                     97,802       95,543
                                                    ----------   ----------
                                                       210,717      212,440

  Cost of 9,611,497 and 10,735,904 shares of
    common stock in treasury                           (91,106)    (101,765)
  Notes receivable from exercise of
    stock options                                       (1,961)      (1,961)
                                                    ----------   ----------
       Total shareholders' equity                      117,650      108,714
                                                    ----------   ----------
                                                    $  464,858   $  478,205
                                                    ==========   ==========


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEARS ENDED JANUARY 29, 1995, JANUARY 30, 1994 AND JANUARY 31, 1993

                                       1994         1993         1992
                                    ----------   ---------    ---------
Revenues:
  Sales                             $  567,987   $ 568,602    $ 557,818
  Other income                           5,619       1,338        6,970
                                    ----------   ---------    ---------
                                       573,606     569,940      564,788
                                    ----------   ---------    ---------

Costs and expenses:
  Cost of sales, including
    buying and occupancy               402,839     425,724      391,955
  Selling, general and
    administrative                     140,171     151,995      148,596
  Provision for store closings
    and other costs                                 22,876
  Interest and debt expense             22,911      23,251       23,232
                                    ----------   ---------    ---------
                                       565,921     623,846      563,783
                                    ----------   ---------    ---------

Income (loss) from continuing
  operations before income taxes,
  net equity loss and investment
  write-down                             7,685     (53,906)       1,005
Income tax benefit                        (900)    (16,389)      (1,848)
Net equity loss and write-down of
  investment in an unconsolidated
  affiliate                                        (17,703)
                                    ----------   ---------    ---------

Income (loss) from continuing
  operations                             8,585     (55,220)       2,853
Loss from discontinued operations                     (840)        (381)
                                    ----------   ---------    ---------
Income (loss) before cumulative
  effect of change in
  accounting principle                   8,585     (56,060)       2,472
Cumulative effect of change in
  accounting principle
  for income taxes                                                2,850
                                    ----------   ---------    ---------
Net income (loss)                   $    8,585   $ (56,060)   $   5,322
                                    ==========   =========    =========

Earnings (loss) per share:
  Income (loss) from continuing
    operations                      $      .39   $   (2.54)   $     .14
  Loss from discontinued operations                   (.04)        (.02)
                                    ----------   ---------    ---------
  Income (loss) before cumulative
    effect of change in
    accounting principle                   .39       (2.58)         .12
  Cumulative effect of change
    in accounting principle for
    income taxes                                                    .15
                                    ----------   ---------    ---------
  Net income (loss)                 $      .39   $   (2.58)   $     .27
                                    ==========   =========    =========

Average shares outstanding              22,135      21,751       20,043
                                    ==========   =========    =========

See accompanying notes.

                           GENERAL HOST CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FISCAL YEARS ENDED JANUARY 29, 1995, JANUARY 30, 1994
                              AND JANUARY 31, 1993
                             (DOLLARS IN THOUSANDS)


                                                                                                          Notes
                                                                                                         Receivable
                                                                                              Cost of     from
                                   Shares of Common Stock   Common    Capital in              Common     Exercise       Total
                                  -----------------------    Stock     Excess of   Retained   Stock in   of Stock    Shareholders'
                                   Issued    In Treasury    Issued     Par Value   Earnings   Treasury    Options      Equity
                                 ----------  -----------   --------   ----------  ---------  ---------  ----------  ------------
Balance at January 26, 1992       31,752,450  (13,777,692)  $ 31,752   $   89,057  $ 166,558  $(130,597) $  (1,381)  $   155,389

Net income                                                                             5,322                               5,322
Cash dividends                                                                        (6,475)                             (6,475)
Stock options exercised                           101,000                    (160)                  957       (715)           82
Income tax benefit from stock
  options exercised                                                            40                                             40
                                  ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 31, 1993       31,752,450  (13,676,692)    31,752       88,937    165,405   (129,640)    (2,096)      154,358

Net loss                                                                             (56,060)                            (56,060)
Cash dividends                                                                        (7,422)                             (7,422)
Stock dividend                                  1,000,788                  (3,106)    (6,380)     9,486
Acquisition of equity interest
  in Sunbelt Nursery Group, Inc.                1,940,000                    (686)               18,389                   17,703
Note repayments                                                                                                135           135
                                  ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 30, 1994       31,752,450  (10,735,904)    31,752       85,145     95,543   (101,765)    (1,961)      108,714

Net income                                                                             8,585                               8,585
Stock dividend declared on
  March 1, 1995                                 1,054,307                  (3,668)    (6,326)     9,994
Restricted stock grants issued                     68,300                    (306)                  648                      342
Issuance of common stock                            1,800                      (8)                   17                        9
                                  ----------  -----------   --------   ----------  ---------  ---------  ---------   -----------
Balance at January 29, 1995       31,752,450   (9,611,497)  $ 31,752   $   81,163  $  97,802  $ (91,106) $  (1,961)  $   117,650
                                  ==========  ===========   ========   ==========  =========  =========  =========   ===========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
FISCAL YEARS ENDED JANUARY 29, 1995, JANUARY 30, 1994 AND JANUARY 31, 1993

                                                          1994         1993         1992
                                                       ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations             $    8,585   $ (55,220)   $    2,853
  Noncash adjustments:
    Depreciation and amortization                          23,836      24,610        21,179
    Provision for store closings and other costs                       22,876
    Deferred income taxes                                             (15,983)         (635)
    Net equity loss and write-down of investment
      in an unconsolidated affiliate                                   17,703
    Other                                                   1,674         129         1,447
                                                      -----------   ---------     ---------
                                                           34,095      (5,885)       24,844
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and
      notes receivable                                      2,751       4,658        (4,000)
    (Increase) decrease in inventory                          569      33,354       (37,183)
    (Increase) decrease in prepaid expenses                 1,333        (931)          (47)
    Increase (decrease) in accounts payable                 7,175      (3,020)        4,087
    Increase (decrease) in accrued expenses                 4,662       3,034        (5,791)
    Decrease in provision for store
      closings and other costs                             (8,613)     (3,655)
                                                       ----------   ---------      --------
  Net cash provided by (used for)
    continuing operations                                  41,972      27,555       (18,090)
  Net cash used for discontinued operations                  (333)     (1,286)       (2,271)
                                                       ----------   ---------      --------
                                                           41,639      26,269       (20,361)
                                                       ----------   ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (5,391)    (29,946)      (47,396)
  Proceeds from sales of property, plant and equipment      3,016         430            38
  Proceeds from the sales of marketable securities            120      26,690        94,407
  Purchases of marketable securities                                               (121,104)
                                                       ----------   ---------     ---------
  Net cash used for investing activities                   (2,255)     (2,826)      (74,055)
                                                       ----------   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt                                      137,714
  Payment of long-term debt and capital lease
    obligations                                           (18,877)     (4,486)       (6,745)
  Repurchase of long-term debt                                                      (40,545)
  Cash dividends paid on common stock                                  (7,422)       (6,475)
  Stock options exercised                                                 135            82
                                                       ----------   ---------     ---------
  Net cash provided by (used for) financing activities    (18,877)    (11,773)       84,031
                                                       ----------   ---------     ---------
Increase (decrease) in cash and cash equivalents           20,507      11,670       (10,385)
Cash and cash equivalents at beginning of year             62,855      51,185        61,570
                                                       ----------   ---------     ---------
Cash and cash equivalents at end of year               $   83,362   $  62,855     $  51,185
                                                       ==========   =========     =========



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ACCOUNTING POLICIES

The fiscal year ends on the last Sunday in January. Fiscal year 1994 consisted of 52 weeks and ended on January 29, 1995. Fiscal year 1993 consisted of 52 weeks and ended on January 30, 1994. Fiscal year 1992 consisted of 53 weeks and ended on January 31, 1993.

The consolidated financial statements include the accounts of General Host Corporation and its subsidiaries (the "Company"). Intercompany balances and transactions are eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the 1994 presentation.

Cash equivalents are highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

Marketable securities are carried at the lower of cost or market.

Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

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

Property, plant and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives using the straight-line method. Leasehold improvements are depreciated over the terms of the respective leases or, if shorter, the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in the statements of income.

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

Other postretirement benefits are recognized in the financial statements during the period in which service is provided.

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

Deferred income tax assets and liabilities are determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Primary earnings per share is based on the weighted average number of common shares outstanding, which includes 1,054,307 shares representing the 5% stock.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense on the 8% Convertible Subordinated Notes is added back to net earnings. Fully diluted earnings per share impacted the first and fourth quarters of 1994 and the first quarter of 1993 and 1992.

Subsequent to fiscal 1994 a 5% stock dividend was declared by the Board of Directors for shareholders of record on March 17, 1995. The stock dividend is payable on April 7, 1995 and all stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

NOTE 2: PROVISION FOR STORE CLOSINGS

During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. The decision resulted in the Company recording a reserve of $22,876,000 ($15,098,000 net of tax benefit) in the 1993 fourth quarter comprised primarily of $19,944,000 for the closing of the 26 stores and $2,932,000 primarily for expected losses on the sale of the other properties. The $19,944,000 store closing reserve included a provision for termination of lease agreements, brokers fees and legal costs of $12,862,000 representing expected future cash outflows; a provision of $3,518,000 for expected losses from the sale of real estate and the write-off of leasehold improvements and equipment of the closed stores; and a provision of $3,564,000 representing operating losses for January 1994 through closure date and employee severance for the closed stores. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

During 1994 the Company terminated leases and was able to enter into sublease arrangements for all but seven stores. The annual sublease income generated approximates the Company's annual costs. The Company is contingently liable should a sublease tenant default on the sublease obligation.

At January 29, 1995 the remaining reserve of $8,379,000 primarily represents lease termination costs for the remaining seven store locations and estimated losses associated with the sale and or sublease of real estate.

The Company paid cash (net of proceeds) of $8,613,000 in 1994 to terminate lease arrangements, pay brokers fees, legal costs and severance and charged $2,229,000 against the reserve primarily for asset write-offs.


NOTE 3:  EQUITY INTEREST IN SUNBELT NURSERY GROUP, INC.

In April 1993 the Company acquired a 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") by exchanging 1,940,000 shares of its common stock for 4,200,000 shares of common stock of Sunbelt held by Pier 1 Imports, Inc. The Sunbelt investment was recorded on the General Host consolidated balance sheet at the time of acquisition based upon fair value. At fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. This resulted in a charge of $15,746,000 which, when combined with the net equity losses recognized through the 1993 third quarter of $1,957,000, amounted to $17,703,000 for fiscal 1993. In October 1994 the Company sold its interest in Sunbelt for cash. The resulting gain of $3,612,000 was recorded in other income for fiscal 1994.


NOTE 4: DISCONTINUED OPERATIONS

In prior years' the Company has sold businesses which have been treated as discontinued operations for financial statement presentation.

As of January 29, 1995 and January 30, 1994 there were no remaining assets. The liabilities for discontinued operations sold in prior years' were as follows:

(In thousands)                          1994         1993
- ------------------------------------------------------------
Accrued expenses                     $    599     $  1,059
Other liabilities                       1,427        1,547
                                     --------     --------
                                     $  2,026     $  2,606
                                     ========     ========


The Company charged to discontinued operations losses of $840,000 or $.04 per share in 1993 and $381,000 or $.02 per share after income tax benefit in 1992 for lease obligations which extend to the year 2001 for businesses sold in prior years (Note 15).



NOTE 5: OTHER INCOME

(In thousands)                1994       1993       1992
- ------------------------------------------------------------
Interest on cash
  equivalents and
  marketable securities      $  1,365   $  1,046   $  3,777
Gain on the sale of Sunbelt
  Nursery Group, Inc.           3,612
Non-competition agreement
  income                                              1,615
Dividend income                     2         10      1,211
Miscellaneous                     640        282        367
                             --------   --------   --------
                             $  5,619   $  1,338   $  6,970
                             ========   ========   ========


NOTE 6: INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 retroactively as of January 27, 1992, the beginning of the 1992 fiscal year. The cumulative effect of adopting SFAS No. 109 increased net income for the 1992 fiscal year by $2,850,000.

The components of the income tax provisions are as follows:

(In thousands)                             1994       1993        1992
- ------------------------------------------------------------------------
CONTINUING OPERATIONS:
  Current federal income taxes           $   (900)  $ (1,730)  $   (166)
  Current state and other income taxes                 1,324     (1,200)
  Deferred federal income taxes                      (13,859)     1,218
  Deferred state and other income taxes               (2,124)    (1,700)
                                         --------   --------   --------
                                             (900)   (16,389)    (1,848)
                                         --------   --------   --------

DISCONTINUED OPERATIONS:
  Current federal income taxes                                     (144)
  Deferred federal income taxes                                     (52)
                                         --------   --------   --------
                                                                   (196)
                                         --------   --------   --------

EXTRAORDINARY LOSSES:
  Current federal income taxes                                     (443)
  Deferred federal income taxes                                     443
                                         --------   --------   --------
                                                                     --
                                         --------   --------   --------
Total income tax benefit                 $   (900)  $(16,389)  $ (2,044)
                                         ========   ========   ========


Differences between income taxes of continuing operations and income taxes based on statutory federal income tax rates applied to income before taxes are as follows:

(In thousands)                           1994       1993        1992
- ------------------------------------------------------------------------
Federal income taxes based on
  statutory rates                      $  2,613   $(18,867)    $   342
Increases (decreases) in rates
  resulting from:
    Limitation (utilization)
      of tax loss carryforwards          (2,207)     2,262
    Dividends received deduction                                  (286)
    Elimination of reserves no
      longer required                    (1,000)      (528)     (1,914)
    Effect of graduated rates                          539
    Amortization of intangibles
      and other acquisition costs           136        136         136
    Other                                  (442)        69        (126)
                                       --------   --------    --------
                                       $   (900)  $(16,389)   $ (1,848)
                                       ========   ========    ========

The tax effects of the principal temporary deferred tax assets and liabilities are as follows:


(In thousands)                                  1994           1993
- ----------------------------------------------------------------------
LIABILITIES:
Property, plant & equipment                  $ (17,004)     $ (19,647)
                                             ---------      ---------
Gross deferred tax liabilities                 (17,004)       (19,647)
                                             ---------      ---------

ASSETS:
Inventory                                        1,134            875
Accrued expenses                                 2,962          2,943
Other                                              717            271
Loss on equity investment in an
  unconsolidated affiliate                         728          6,019
Store closing reserve                            3,148          6,977
NOL carryforward                                14,675         11,129
                                             ---------      ---------
Gross deferred tax assets                       23,364         28,214
                                             ---------      ---------

Net deferred tax asset                           6,360          8,567
Valuation allowance                             (6,360)        (8,567)
                                             ---------      ---------

                                             $     --       $     --
                                             =========      =========


     In 1994, the tax provision was favorably impacted by a reduction in the valuation allowance which resulted from the current year utilization of loss carryforwards. The valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results prior to 1994, a valuation allowance for the deferred tax asset balance remained at January 29, 1995.

     At January 29, 1995 the federal tax NOL carryforwards approximated $43,000,000. As a result of the valuation allowance, approximately $14,000,000 of these carryforwards have not been benefitted and utilization will be recognized against future income. The net operating loss will expire as follows: in January 2008 -- $5,000,000 and January 2009 -- $38,000,000.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT


(In thousands)                           1994       1993
- -----------------------------------------------------------------
Land                                   $ 46,623   $ 45,960
Buildings:
  Owned                                 168,248    172,328
  Capital leases (Note 11)               18,050     23,717
Equipment                               111,792    115,550
Leasehold improvements                   47,291     52,587
Construction in progress                  3,928      3,824
                                       --------   --------
                                        395,932    413,966

Less accumulated depreciation,
  including capital lease amounts
  of $9,780 and $13,023                 142,621    133,756
                                       --------   --------
                                       $253,311   $280,210
                                       ========   ========

Interest cost capitalized as property, plant and equipment amounted to $28,000 in 1994, $542,000 in 1993 and $1,000,000 in 1992.



NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable include amounts payable to brokers for purchases of cash equivalents of $14,998,000 in 1994 and $24,998,000 in 1993.

Accrued expenses are as follows:


(In thousands)                           1994       1993
- -----------------------------------------------------------------
Income taxes                           $ 1,007    $ 2,253
Taxes, other than income taxes           6,595      7,031
Payroll                                  4,063      4,087
Insurance                                3,943      3,899
Interest                                 8,013      8,193
Other                                   17,002     11,902
                                       -------    -------
                                       $40,623    $37,365
                                       =======    =======


NOTE 9: LONG-TERM DEBT


(In thousands)                           1994       1993
- -----------------------------------------------------------------
SENIOR DEBT:
  Adjustable Rate First Mortgage
    Notes due March 29, 1996           $ 76,000   $ 80,750
  11 1/2% Senior Notes due
    February 15, 2002                    78,000     78,000
  Capital leases (Note 11)               14,172     19,934
  Other                                     833
                                       --------   --------
                                        169,005    178,684
  Less current portion                    5,694      5,689
                                       --------   --------
                                        163,311    172,995
                                       --------   --------

SUBORDINATED DEBT:
  8% Convertible Subordinated Notes
     due February 15, 2002               65,000     65,000
  7% Subordinated Debentures due
     February 1, 1994                               13,191
                                       --------   --------
                                         65,000     78,191
  Less current portion                              13,191
                                       --------   --------
                                         65,000     65,000
                                       --------   --------

Total long-term debt                   $228,311   $237,995
                                       ========   ========


The Senior Notes, issued at par, bear interest at 11 1/2%. The Convertible Subordinated Notes, issued at par, bear interest at 8% and are convertible into common stock of the Company at a conversion price of $9.41 per share, subject to adjustments in certain events.

The Mortgage Notes bear interest at 1 1/2% above the three-month London Interbank Offered Rate (LIBOR) and are repayable in $1,187,500 quarterly installments. At January 29, 1995 the interest rate was 7.2%. The Mortgage Notes are secured by first mortgages of 66 nursery and crafts retail stores having a net book value of $88,031,000 including equipment at January 29, 1995.

At January 29, 1995 the Company had a $15,000,000 unsecured credit agreement with a bank. The credit agreement is committed through July 1, 1995. There is a commitment fee of 3/8 of 1% on the unused portion. At the Company's option, interest under the agreement may be based on LIBOR or on the certificate of deposit rate, as defined in the agreement, instead of on the prime rate.

The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of the bank agreement covenants at January 29, 1995.

Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $3,690,000 at January 29, 1995.

The 7% Debentures were redeemed on February 1, 1994. Amortization of the original issue discount was based on an effective interest rate of 9% and amounted to $282,000 in 1993 and $261,000 in 1992.

Aggregate maturities of long-term debt for the five years subsequent to 1994, excluding capital lease obligations (Note 11), are $4,899,000 in 1995, $71,416,000 in 1996, $184,000 in 1997, $205,000 in 1998 and $129,000 in 1999.


NOTE 10: SHAREHOLDERS' EQUITY

The Company's 1986 stock incentive plan, as amended in 1992, provides for the granting of options to purchase up to 2,500,000 shares of common stock.
Options are granted to key employees and expire no later than ten years after grant. In April 1994 the Company issued restricted stock grants under the plan to employees of the Company. Restrictions on the grants will expire on January 28, 1996. At January 29, 1995, 68,300 shares remain subject to restriction. The market value of the shares granted amounted to $341,500 for fiscal 1994 and was charged to selling expense. The directors' stock option plan provides for the issuance of options to members of the Board of Directors who are not employees of the Company; options expire no later than five years after grant. In October 1994 the Company granted each outside director options to purchase a total of 25,000 shares of common stock under a newly created plan. The grants and the plan are subject to shareholder approval at the next annual meeting of shareholders in May 1995 and therefore have not been included in the following option information for the year ended January 29, 1995. Under both plans, options are granted at prices not less than fair market value on the date of grant.

Changes in stock options during the three years ended January 29, 1995 are as follows:

                                         Shares     Option Prices
                                       ---------    -------------
OUTSTANDING AT JANUARY 26, 1992          574,250    $ 5.50-14.38

Options granted                          400,000      8.25- 9.00
Options exercised                       (101,000)     7.31- 8.50
Options cancelled                        (70,000)     7.31- 8.50
                                       ---------    ------------

OUTSTANDING AT JANUARY 31, 1993          803,250      5.50-14.38

Options granted                          166,150      8.38-10.06
Options cancelled                        (26,000)     8.50-10.06
                                       ---------    ------------

OUTSTANDING AT JANUARY 30, 1994          943,400      5.50-14.38

Options granted                          131,000      4.75- 5.75
Options cancelled                        (64,000)     5.50-14.38
                                       ---------     -----------

OUTSTANDING AT JANUARY 29, 1995        1,010,400    $ 4.75-14.38
                                       =========    ============


At January 29, 1995 outstanding options for 787,250 shares are exercisable and 1,348,300 shares are available for granting additional options.

The Company's certificate of incorporation authorizes the issuance of 1,000,000 shares of $1.00 par value preferred stock, none of which have been issued.

Each share of the Company's common stock carries with it one right to purchase one additional share of common stock from the Company for $60 upon the occurrence of certain events, at which time the rights become exercisable. Separate rights certificates will then be issued and the rights can be traded separately. In the event the rights become exercisable and thereafter the Company is acquired in a merger or other business combination, each right will entitle the holder, upon payment of the exercise price, to receive a number of shares of the surviving corporation's common stock equal to the exercise price divided by 50% of the market price. At the Company's option, the rights are redeemable in their entirety at $.01 per right. The rights are subject to adjustment to prevent dilution and expire March 7, 2000.

NOTE 11: LEASES

The Company's capital leases are principally for offices and retail stores, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations.

At January 29, 1995 lease obligations under capital leases, included in long-term debt (Note 9), and operating leases with lease terms longer than one year, are as follows:

                                           Capital     Operating
(In thousands)                             Leases       Leases
- -----------------------------------------------------------------
     Payable in    1995                   $  2,375     $ 13,653
                   1996                      2,508       13,528
                   1997                      2,499       12,502
                   1998                      2,421       11,510
                   1999                      2,363       10,845
     Payable after 1999                     14,955       85,651
                                          --------     --------

     Total minimum lease obligations        27,121     $147,689
                                                       ========

     Executory costs                           (58)
     Amount representing future interest   (12,891)
                                          --------

     Present value of net minimum lease
      obligations                         $ 14,172
                                          ========

     Future sublease rental income                     $  4,551
                                                       ========


Rent expense was $21,045,000 in 1994, $24,602,000 in 1993 and $22,976,000 in
1992. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $760,000 in 1994, $804,000 in 1993 and $634,000 in 1992 and is reduced by sublease rental income of $873,000 in 1994, $824,000 in 1993 and $924,000 in 1992.


NOTE 12: PENSION PLAN

Retirement benefits for both salaried and hourly employees are provided through a noncontributory, defined contribution plan. Contributions are determined by the Board of Directors based upon assessment of the Company's fiscal year's profitability as related to pre-established financial objectives. The 1994 contribution approved by the Board of Directors subsequent to fiscal year end was $500,000. There were no contributions made to the plan for 1993 and 1992. The plan also includes a 401(k) component, permitting employees to invest from 1% to 10% of their salary in the employee's choice of an equity fund, a balanced fund or a fixed income fund. The Company does not match employee contributions.

The Company also sponsors a noncontributory, defined benefit pension plan which covers former hourly employees of several discontinued operations and provides pension benefits of stated amounts multiplied by years of service. The Company contributes to this plan based on funding requirements determined by consulting actuaries using the accrued benefit (unit credit) method.

Net periodic pension cost consisted of the following:

(In thousands)                           1994       1993        1992
- ------------------------------------------------------------------------
Interest cost on projected benefit
  obligations                          $  2,065   $  2,289   $  2,381
Actual return on plan assets             (2,684)    (3,342)    (4,042)
Net amortization and deferrals                         610      1,369
                                       --------   --------   --------
Net periodic pension income            $   (619)  $   (443)  $   (292)
                                       ========   ========   ========


The following table summarizes the plan's funding status and the liability recognized in the consolidated balance sheets as of January 29, 1995 and January 30, 1994:

(In thousands)                           1994       1993
- ------------------------------------------------------------
Actuarial present value of
  pension benefit obligations,
  all of which are vested              $(26,892)  $(30,787)

Plan assets at fair value                26,906     31,944

Unrecognized (gain) loss                    358     (1,404)
                                       --------   --------

Pension asset (liability) in the
  consolidated balance sheets          $    372   $   (247)
                                       ========   ========


The above amounts were determined as of December 31 each year. The assumed discount rate for projected benefit obligations was 8.5% for 1994 and 7.25% for 1993. The expected long-term return on plan assets was 9% for 1994 and 1993.

The assets of the plan consist primarily of U.S. government securities and listed stocks and bonds, including common stock of the Company with a quoted market value of $1,707,000 at December 31, 1994 and $2,461,000 at December 31, 1993.

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

The accrued postretirement liability recognized in the consolidated balance sheets was $1,598,000 at January 29, 1995 and $1,463,000 at January 30, 1994.
The net periodic postretirement benefit cost was $119,000 for 1994 and $99,000 for 1993. The amounts were determined as of December 31 each year. The discount rate used in determining the accumulated postretirement benefit obligation was 8.5% for 1994 and 7.25% for 1993. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.25% in 1994 grading down uniformly to 6.5% in 2005. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation would be increased by 2.3% for 1994. The effect of this change on the interest cost component of net periodic postretirement benefit cost for 1994 would be an increase of 1.9%.



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




The estimated fair values of the Company's financial instruments at January 29, 1995 and January 30, 1994 are as follows:

    (In thousands)                      1994                    1993
- -----------------------------------------------------------------------------
                               CARRYING        FAIR     Carrying     Fair
                                AMOUNT         VALUE      Amount      Value
- ----------------------------------------------------------------------------
Cash and cash equivalents     $  83,362     $  83,362  $  62,855   $ 62,855
Other investments                 3,344         3,344      2,277      2,277
Long-term debt                  234,005       216,065    256,875    256,290



NOTE 15: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.


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



NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Income tax payments were $414,000 in 1994, $922,000 in 1993 and $6,490,000 in
1992.  Interest payments were $21,431,000 in 1994, $20,912,000 in 1993, and
$17,935,000 in 1992. Noncash investing and financing activities for 1994 included the purchase of land for $891,000 in exchange for a mortgage payable and the issuance of 68,300 shares of common stock representing restricted stock grants. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock at the then market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

Net cash used for discontinued operations:

Net cash used for discontinued operations for fiscal 1994, 1993 and 1992 is primarily for payments related to businesses sold in prior years which were treated as discontinued operations and in 1992 included payments made to fund a defined benefit pension plan which covers former hourly employees of several discontinued operations.

QUARTERLY INFORMATION

                                                   Fourth         Third          Second         First
                                                   Quarter       Quarter        Quarter        Quarter
                                                  (12 wks)      (12 wks)       (12 wks)       (16 wks)
- -------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

1994  3,6
Sales                                             $169,870       $ 98,022       $114,905       $185,190
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $115,448       $ 76,217       $ 84,595       $126,579
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $  9,674       $ (8,916)1     $ (3,857)      $ 10,784
                                                  ========       ========       ========       ========

Net income (loss)                                 $  9,574       $ (7,047)2     $ (3,373)      $  9,431
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
  Net income (loss)                               $    .43       $   (.32)      $   (.15)      $    .43
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
  Net income (loss)                               $    .37       $   (.32)      $   (.15)      $    .38
                                                  ========       ========       ========       ========

1993  5,6

Sales                                             $166,347       $105,370       $108,882       $188,003
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $131,827       $ 81,240       $ 84,657       $128,000
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes and net equity loss
  and investment write-down                       $(35,796)      $(13,918)      $(12,234)      $  8,042
                                                  ========       ========       ========       ========

Loss from discontinued operations                 $   (840)
                                                  ========       ========       ========       ========

Net income (loss)                                 $(42,678)4     $(11,406)      $ (8,552)      $  6,576
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
   Income (loss) from continuing operations       $  (1.90)      $   (.52)      $   (.39)      $    .31
   Loss from discontinued operations                  (.03)
                                                  --------       --------       --------       --------

   Net income (loss)                              $  (1.93)      $   (.52)      $   (.39)      $    .31
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
   Income (loss) from continuing operations       $  (1.90)      $   (.52)      $   (.39)      $    .27
   Loss from discontinued operations                  (.03)
                                                  --------       --------       --------       --------

   Net income (loss)                              $  (1.93)      $   (.52)      $   (.39)      $    .27
                                                  ========       ========       ========       ========



  1 Includes a gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

  2  Includes $1,000 of income tax reserves no longer required.

  3 Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $1,353, or $.06 per share, the second quarter net loss would have decreased by $484, or $.02 per share, and the third quarter net loss would have decreased by $869, or $.04 per share.

  4 Includes $22,876 ($15,098 net of tax benefit) representing a reserve for store closings and other costs and $15,746 representing the write-down of the Sunbelt investment.

  5 Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $3,056, or $.15 per share, and the fourth quarter net loss would have increased by $3,056 or $.15 per share.

  6 Share and per share data have been restated to reflect the 5% stock dividend.

  7 Due to changes in the number of shares outstanding during the year, quarterly earnings per share do not necessarily add to the totals for the year.

FIVE YEAR FINANCIAL DATA
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                       1994           1993           1992           1991          1990
                                                             --------       --------       --------       --------      --------
Sales of continuing operations                               $567,987       $568,602       $557,818       $520,072     $515,470
Income (loss) from continuing operations before
  income taxes                                               $  7,685 1     $(53,906)      $  1,005       $ 14,601 6   $  1,757
Income (loss) from continuing operations                     $  8,585 2     $(55,220)3     $  2,853 4     $  8,703     $  3,303 8
Net income (loss)                                            $  8,585       $(56,060)      $  5,322 5     $ 13,783 7   $  3,303
Income (loss) per share from continuing operations 9         $    .39 1,2   $  (2.54)3     $    .14 4     $    .43 6   $    .16 8
Net income (loss) per share 9                                $    .39       $  (2.58)      $    .27 5     $    .69 7   $    .16
Cash dividends per share                                     $    .00       $    .38       $    .36       $    .34     $    .32
Average shares outstanding 9                                   22,135         21,751         20,043         20,075       20,533
Working capital                                              $ 73,499       $ 50,525       $130,542       $ 62,278     $ 60,240
Ratio of current assets to current liabilities                  1.7-1          1.4-1          2.4-1          1.6-1        1.6-1
Total year-end assets                                        $464,858       $478,205       $531,019       $435,304     $445,735
Long-term debt, including current portion                    $234,005       $256,875       $262,014       $166,043     $177,743
Shareholders' equity                                         $117,650       $108,714       $154,358       $155,389     $148,632
Long-term debt as a percentage of total capitalization            67%            70%            63%            52%          54%
Number of common shares outstanding 9                          22,141         22,071         20,131         20,030       19,941
Book value per share 9,10                                    $   5.40       $   5.01       $   7.77       $   7.83     $   7.46
Price range per share as traded on the
 New York Stock Exchange                                    $6 7/8-3 3/4  $10 5/8-5 7/8  $10 1/2-7 3/4  $9 3/4-5 7/8 $7 1/2-3 7/8
- ----------------------------------------------------------------------------------------------------------------------------------

  1 Includes a gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

  2  Includes $1,000 of income tax reserves no longer required.

  3 Includes $22,876 ($15,098 net of taxes) representing a reserve for store closings and other costs and $17,703 representing the net equity loss and write-down of the Sunbelt investment.

  4  Includes $1,914 of income tax reserves no longer required.

  5 Includes $2,850 representing the cumulative effect of the Company's adoption of SFAS No. 109.

  6 Includes gain from the sale of Calloway's Nursery, Inc. of approximately $13,503 ($7,775 net of taxes).

  7 Includes $5,940 of income tax reserves no longer required that were related to discontinued operations.

  8  Includes $2,651 of income tax reserves no longer required.

  9 Share and per share data have been restated to reflect the 5% stock dividend described in Note 1 of the Notes to Consolidated Financial Statements.

 10  Includes notes receivable from exercise of stock options.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 29, 1995
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Deducted from accounts receivable:
  Allowance for doubtful accounts          $    200                                                $   200

Non-current assets:
  Accumulated amortization of
    intangible assets                         7,881        $   937                                   8,818

  Accumulated amortization of
    deferred mortgage costs                   3,258            680                                   3,938

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations              1,547            278                        398 (1)    1,427

  Other liabilities                           4,932          1,135                         19 (1)    6,048




 (1) Primarily reclassification to accrued expenses.

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

 (2) Primarily charges related to discontinued operations.

                                EXHIBIT INDEX


Exhibit Number    Description of Exhibit
- --------------    ----------------------

     (4)          Instruments Defining the Rights of Security
                  Holders, Including Indentures:

        (c) Note and Indenture Extension Agreement dated as of January 27, 1995 between Frank's Nursery and Crafts, Inc. and The Bank of
                  New York and W.T. Cunningham, as Trustees.


     (10)         Material Contracts:

        (c)       1995 Executive Compensation Program.


     (11)         Additional Earnings Per Share Information.


     (21)         Subsidiaries.


     (23)         Consent of Price Waterhouse.


     (24)         Powers of Attorney:

        (a)       C. Whitcomb Alden, Jr.        Director

        (b)       Christopher A. Forster        Director

        (c)       S. Joseph Fortunato           Director

        (d)       Philip B. Harley              Director

        (e)       Richard W. Haskel             Director

        (f)       Edward H. Hoornstra           Director

        (g)       Charles B. Johnson            Director

        (h)       Kelly Ashton Sant Albano      Director


     (27)         Financial Data Schedule.