Form 10-K/A
period 1995-01-29
GENERAL HOST CORP
filed 1995-06-19
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------
                                 FORM 10-K/A

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 29, 1995

                                      OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 1-1066


                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               New York State                               13-0762080
      ---------------------------------                -------------------
        (State or other jurisdiction                    (I.R.S. employer
      of incorporation or organization)                identification no.)


    One Station Place, P.O. Box 10045, Stamford, CT            06904
   -------------------------------------------------         ----------
        (Address of principal executive offices)             (Zip code)


Registrant's telephone number including area code:   (203) 357-9900
                                                     --------------

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

7% Subordinated Debentures,                           New York Stock Exchange
  due February 1, 1994                                and Pacific Stock Exchange

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

Yes     X                 No
   -----------              -----------

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





                           [Cover page 2 of 2 pages]

The Registrant hereby files this Form 10-K/A for the purpose of amending Items 6, 7 and 14 of the Form 10-K for the fiscal year ended January 29, 1995.





                                    PART II

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

         Other income increased $.7 million to $2 million in 1994. The increase was due to increased interest income resulting from higher levels of short-term investments. Other income decreased by $5.7 million to $1.3 million in 1993. The decrease was due to a decline in interest earned on marketable securities resulting from lower levels of short-term investments in 1993. Also in 1992 the Company had income from non-competition agreements and dividends.

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

         In April 1993 the Company acquired a 49.5% interest in Sunbelt by exchanging 1.94 million shares of its common stock for 4.2 million shares of common stock of Sunbelt held by Pier 1 Imports, Inc. The 4.2 million shares of Sunbelt were subsequently pledged as security for payment of a $12 million revolving credit facility between Sunbelt and Pier 1 Imports, Inc. which was scheduled to mature in April 1994. The Company received no assurances that the maturity of this facility would be extended or that Sunbelt had the ability to repay this facility [which resulted in a going concern qualification in the audit opinion to Sunbelt's financial statements for the year ended January 31, 1994]. As a result there existed the possibility that Pier 1 Imports, Inc. would foreclose on the Sunbelt shares pledged as security.
Consequently, the Company decided to reduce to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993. This resulted in a charge of $15.7 million which, when combined with the net equity losses recognized through the 1993 third quarter of $2 million, amounted to $17.7 million for fiscal 1993. In October 1994 the Company sold its interest in Sunbelt and recognized a net gain of $3.6 million.

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

         In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1.94 million shares of the Company's common stock at the then market value of $17.7 million in exchange for 4.2 million shares of Sunbelt. The 4.2 million shares of Sunbelt were subsequently pledged as security for payment of a $12 million revolving credit facility between Sunbelt and Pier 1 Imports, Inc. which was scheduled to mature in April 1994. The Company received no assurances that the maturity of this facility would be extended or that Sunbelt had the ability to repay this facility [which resulted in a going concern qualification in the audit opinion to Sunbelt's financial statements for the year ended January 31, 1994]. As a result there existed the possibility that Pier 1 Imports, Inc. would foreclose on the Sunbelt shares that were pledged as security. Consequently, the Company reduced to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993.

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

         Under the most restrictive provisions of any of the other debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $3.7 million at January 29, 1995; thus prohibiting the Company from paying cash dividends or purchasing treasury stock. This provision did not, however, prohibit the declaration on March 1, 1995 of a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend is payable on April 7, 1995. The Company was in compliance with all other covenants.

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

                                  (c)      Note and Indenture Extension
                                           Agreement dated as of January 27,
                                           1995 between Frank's Nursery and
                                           Crafts, Inc. and The Bank of New
                                           York and W.T. Cunningham, as
                                           Trustees.  Incorporated by reference
                                           to the Company's Annual Report on
                                           Form 10-K for its fiscal year ended
                                           January 29, 1995, Exhibit 4(c).

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

                                  (c) 1995 Executive Compensation Program. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 29, 1995, Exhibit 10(c).

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

                          (11) Additional Earnings Per Share Information. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 29, 1995, Exhibit 11.

                          (12)    Computation of Ratio of Earnings to Fixed
                                  Charges.

                          (21) Subsidiaries. Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 29, 1995,
                                  Exhibit 21.


                          (23)    Consent of Price Waterhouse.

                          (24)    Powers of Attorney.  Incorporated by
                                  reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 29, 1995, Exhibit 24:

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

                                      GENERAL HOST CORPORATION


         Date:  June 19, 1995         By   /s/ James R. Simpson
                                        --------------------------
                                           James R. Simpson
                                           Vice President and
                                           Controller

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
                                                    ==========   ==========


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEARS ENDED JANUARY 29, 1995, JANUARY 30, 1994 AND JANUARY 31, 1993

                                       1994         1993         1992
                                    ----------   ---------    ---------
Revenues:
  Sales                             $  567,987   $ 568,602    $ 557,818
  Other income                           2,007       1,338        6,970
                                    ----------   ---------    ---------
                                       569,994     569,940      564,788
                                    ----------   ---------    ---------

Costs and expenses:
  Cost of sales, including
    buying and occupancy               402,839     425,724      391,955
  Selling, general and
    administrative                     140,171     151,995      148,596
  Provision for store closings
    and other costs                                 22,876
  Interest and debt expense             22,911      23,251       23,232
                                    ----------   ---------    ---------
                                       565,921     623,846      563,783
                                    ----------   ---------    ---------

Income (loss) from continuing
  operations before income taxes,
  net gain, net equity loss and
  investment write-down                  4,073     (53,906)       1,005
Income tax benefit                        (900)    (16,389)      (1,848)
Net gain on sale of and net equity
  loss and write-down of investment
  in an unconsolidated affiliate         3,612     (17,703)
                                    ----------   ---------    ---------

Income (loss) from continuing
  operations                             8,585     (55,220)       2,853
Loss from discontinued operations                     (840)        (381)
                                    ----------   ---------    ---------
Income (loss) before cumulative
  effect of change in
  accounting principle                   8,585     (56,060)       2,472
Cumulative effect of change in
  accounting principle
  for income taxes                                                2,850
                                    ----------   ---------    ---------
Net income (loss)                   $    8,585   $ (56,060)   $   5,322
                                    ==========   =========    =========

Earnings (loss) per share:
  Income (loss) from continuing
    operations                      $      .39   $   (2.54)   $     .14
  Loss from discontinued operations                   (.04)        (.02)
                                    ----------   ---------    ---------
  Income (loss) before cumulative
    effect of change in
    accounting principle                   .39       (2.58)         .12
  Cumulative effect of change
    in accounting principle for
    income taxes                                                    .15
                                    ----------   ---------    ---------
  Net income (loss)                 $      .39   $   (2.58)   $     .27
                                    ==========   =========    =========

Average shares outstanding              22,135      21,751       20,043
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

Store closing costs include provisions for estimated future net lease obligations, nonrecoverable investments in fixed assets, and other expenses directly related to discontinuance of operations and in 1993 included estimated operating losses through expected closing dates. Provisions for store closings are charged to operations in the period when the decision is made to close a retail unit.

Property, plant and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives using the straight-line method. Estimated useful lives, including capital leases, are buildings, 10-40 years; equipment, 3-20 years; or, if shorter, the terms of the lease. Leasehold improvements are depreciated over the terms of the respective leases or, if shorter, the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in the statements of income.
                                      F-6

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


NOTE 3:  EQUITY INTEREST IN SUNBELT NURSERY GROUP, INC.

In April 1993 the Company acquired a 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") by exchanging 1,940,000 shares of its common stock for 4,200,000 shares of common stock of Sunbelt held by Pier 1 Imports, Inc. The Sunbelt investment was recorded on the General Host consolidated balance sheet at the time of acquisition based upon fair value. The 4,200,000 shares of Sunbelt were subsequently pledged as security for payment of a $12,000,000 revolving credit facility between Sunbelt and Pier 1,

Imports, Inc. which was scheduled to mature in April 1994. The Company received no assurances that the maturity of this facility would be extended or that Sunbelt had the ability to repay this facility [which resulted in a going concern qualification in the audit opinion to Sunbelt's financial statements for the year ended January 31, 1994]. As a result there existed the possibility that Pier 1 Imports, Inc. would foreclose on the Sunbelt shares that were pledged as security. Consequently, the Company decided to reduce to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993. This resulted in a charge of $15,746,000 which, when combined with the net equity losses recognized through the 1993 third quarter of $1,957,000, amounted to $17,703,000 for fiscal 1993. In October 1994 the Company sold its interest in Sunbelt for cash which resulted in a net gain of $3,612,000.


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


NOTE 5: OTHER INCOME

(In thousands)                1994       1993       1992
- ------------------------------------------------------------

Interest on cash
  equivalents and
  marketable securities      $  1,365   $  1,046   $  3,777
Non-competition agreement
  income                                              1,615
Dividend income                     2         10      1,211
Miscellaneous                     640        282        367
                             --------   --------   --------
                             $  2,007   $  1,338   $  6,970
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


NOTE 12: PENSION PLAN

Retirement benefits for both salaried and hourly employees are provided through a noncontributory, defined contribution plan. Contributions are determined by the Board of Directors based upon assessment of the Company's fiscal year's profitability as related to pre-established financial objectives. The 1994 contribution approved by the Board of Directors subsequent to fiscal year end was $500,000. There were no contributions made to the plan for 1993 and 1992. The plan also includes a 401(k) component, permitting employees to invest from 1% to 10% of their salary in the employee's choice of an equity fund, a balanced fund or a fixed income fund. The Company does not match employee contributions.
                                      F-16

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




The estimated fair values of the Company's financial instruments at January 29, 1995 and January 30, 1994 are as follows:

(In thousands)                          1994                   1993
- ---------------------------------------------------------------------------
                               CARRYING       FAIR     Carrying       Fair
                                AMOUNT        VALUE      Amount      Value
- ----------------------------------------------------------------------------
Cash and cash equivalents     $  83,362     $  83,362  $  62,855   $ 62,855
Other investments                 3,344         3,344      2,277      2,277
Long-term debt                  234,005       216,065    256,875    256,290



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



NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Income tax payments were $414,000 in 1994, $922,000 in 1993 and $6,490,000 in
1992.  Interest payments were $21,431,000 in 1994, $20,912,000 in 1993, and
$17,935,000 in 1992. Noncash investing and financing activities for 1994 included the purchase of land for $891,000 in exchange for a mortgage payable and the issuance of 68,300 shares of common stock representing restricted stock grants. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock at the then market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.
                                      F-19

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

QUARTERLY INFORMATION

                                                   Fourth         Third          Second         First
                                                   Quarter       Quarter        Quarter        Quarter
                                                  (12 wks)      (12 wks)       (12 wks)       (16 wks)
- -------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

1994  3,6

Sales                                             $169,870       $ 98,022       $114,905       $185,190
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $115,448       $ 76,217       $ 84,595       $126,579
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $  9,674       $(12,528)      $ (3,857)      $ 10,784
                                                  ========       ========       ========       ========

Net income (loss)                                 $  9,574       $ (7,047)1,2   $ (3,373)      $  9,431
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
  Net income (loss)                               $    .43       $   (.32)      $   (.15)      $    .43
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
  Net income (loss)                               $    .37       $   (.32)      $   (.15)      $    .38
                                                  ========       ========       ========       ========

1993  5,6

Sales                                             $166,347       $105,370       $108,882       $188,003
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $131,827       $ 81,240       $ 84,657       $128,000
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes and net equity loss
  and investment write-down                       $(35,796)      $(13,918)      $(12,234)      $  8,042
                                                  ========       ========       ========       ========

Loss from discontinued operations                 $   (840)
                                                  ========       ========       ========       ========

Net income (loss)                                 $(42,678)4     $(11,406)      $ (8,552)      $  6,576
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
   Income (loss) from continuing operations       $  (1.90)      $   (.52)      $   (.39)      $    .31
   Loss from discontinued operations                  (.03)
                                                  --------       --------       --------       --------

   Net income (loss)                              $  (1.93)      $   (.52)      $   (.39)      $    .31
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
   Income (loss) from continuing operations       $  (1.90)      $   (.52)      $   (.39)      $    .27
   Loss from discontinued operations                  (.03)
                                                  --------       --------       --------       --------

   Net income (loss)                              $  (1.93)      $   (.52)      $   (.39)      $    .27
                                                  ========       ========       ========       ========


  1 Includes a net gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

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

  6 Share and per share data have been restated to reflect the 5% stock dividend.

  7 Due to changes in the number of shares outstanding during the year, quarterly earnings per share do not necessarily add to the totals for the year.

FIVE YEAR FINANCIAL DATA

(In thousands, except per share amounts)                       1994           1993           1992           1991          1990
                                                             --------       --------       --------       --------      --------

Sales of continuing operations                               $567,987       $568,602       $557,818       $520,072     $515,470
Income (loss) from continuing operations before
  income taxes                                               $  4,073       $(53,906)      $  1,005       $ 14,601 7   $  1,757
Income (loss) from continuing operations                     $  8,585 1,2   $(55,220)3     $  2,853 5     $  8,703     $  3,303 9
Net income (loss)                                            $  8,585       $(56,060)      $  5,322 6     $ 13,783 8   $  3,303
Income (loss) per share from continuing operations 10        $    .39 1,2   $  (2.54)3     $    .14 5     $    .43 7   $    .16 9
Net income (loss) per share 10                               $    .39       $  (2.58)      $    .27 6     $    .69 8   $    .16
Cash dividends per share                                     $    .00       $    .38       $    .36       $    .34     $    .32
Average shares outstanding 10                                  22,135         21,751         20,043         20,075       20,533
Working capital                                              $ 73,499       $ 50,525       $130,542       $ 62,278     $ 60,240
Ratio of current assets to current liabilities                  1.7-1          1.4-1          2.4-1          1.6-1        1.6-1
Total year-end assets                                        $464,858       $478,205       $531,019       $435,304     $445,735
Long-term debt, including current portion                    $234,005       $256,875       $262,014       $166,043     $177,743
Shareholders' equity                                         $117,650       $108,714       $154,358       $155,389     $148,632
Long-term debt as a percentage of total capitalization            67%            70%            63%            52%          54%
Ratio of earnings to fixed charges                               1.27           (.71) 4        1.00           1.59         1.06
Number of common shares outstanding 10                         22,141         22,071         20,131         20,030       19,941
Book value per share 10, 11                                  $   5.40       $   5.01       $   7.77       $   7.83     $   7.46
Price range per share as traded on the
 New York Stock Exchange                                    $6 7/8-3 3/4  $10 5/8-5 7/8  $10 1/2-7 3/4  $9 3/4-5 7/8 $7 1/2-3 7/8
- ----------------------------------------------------------------------------------------------------------------------------------

  1 Includes a net gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

  2      Includes $1,000 of income tax reserves no longer required.

  3 Includes $22,876 ($15,098 net of taxes) representing a reserve for store closings and other costs and $17,703 representing the net equity loss and write-down of the Sunbelt investment.

  4 Pre-tax earnings from continuing operations was inadequate to cover fixed charges to the extent of $54,266.

  5      Includes $1,914 of income tax reserves no longer required.

  6 Includes $2,850 representing the cumulative effect of the Company's adoption of SFAS No. 109.

  7 Includes gain from the sale of Calloway's Nursery, Inc. of approximately $13,503 ($7,775 net of taxes).

  8 Includes $5,940 of income tax reserves no longer required that were related to discontinued operations.

  9      Includes $2,651 of income tax reserves no longer required.

 10 Share and per share data have been restated to reflect the 5% stock dividend described in Note 1 of the Notes to Consolidated Financial Statements.

 11      Includes notes receivable from exercise of stock options.

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

 (2)     Primarily charges related to discontinued operations.

                                 EXHIBIT INDEX


Exhibit Number            Description of Exhibit
- --------------            ----------------------

   (12)                   Computation of Ratio of Earnings to Fixed Charges.

   (23)                   Consent of Price Waterhouse.

   (27)                   Financial Data Schedule.