Form 10-Q
period 1995-05-21
GENERAL HOST CORP
filed 1995-06-30
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended    May 21, 1995        Commission File Number 1-1066
                    ------------------                            ------

                            GENERAL HOST CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         NEW YORK STATE                                       13-0762080
- -------------------------------                          ------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


    One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
- -------------------------------------------------------------------------
         (Address of principal executive office)              (Zip Code)


                 Registrant's Telephone Number:  (203) 357-9900
    ----------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
   ---------           ---------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 22,146,552 shares outstanding as of June 29, 1995.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
- ------------------------------------------------------------------------------
(In thousands, except per share amounts)



                                                      Sixteen Weeks Ended
                                                    -----------------------
                                                      MAY 21,      May 22,
                                                       1995         1994
                                                    -----------  ----------
REVENUES:
  Sales                                             $ 201,998    $ 185,190
  Other income                                            604          325
                                                    ---------    ---------
                                                      202,602      185,515
                                                    ---------    ---------

COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy       138,417      126,579
  Selling, general and administrative                  45,088       41,048
  Interest and debt expense                             7,246        7,104
                                                    ---------    ---------
                                                      190,751      174,731
                                                    ---------    ---------

INCOME BEFORE INCOME TAXES                             11,851       10,784
INCOME TAXES                                              817        1,353
                                                    ---------    ---------
NET INCOME                                          $  11,034    $   9,431
                                                    =========    =========

NET EARNINGS PER SHARE:

  Primary                                           $     .50    $     .43
                                                    =========    =========
  Fully diluted                                     $     .43    $     .38
                                                    =========    =========

AVERAGE SHARES OUTSTANDING:
  Primary                                              22,141       22,105
                                                    =========    =========
  Fully diluted                                        29,049       29,013
                                                    =========    =========



See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
- -------------------------------------------------------------------------------
(Dollars in thousands)

                                          MAY 21,     May 22,    January 29,
                                           1995        1994         1995
                                         ---------   ---------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $ 125,979   $  68,481    $  83,362
  Accounts and notes receivable             3,219       6,633        3,682
  Merchandise inventory                   118,054     111,229       87,238
  Prepaid expenses and other
    current assets                          9,057       8,645        8,589
                                        ---------   ---------    ---------
        Total current assets              256,309     194,988      182,871
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $148,747, $139,074 AND $142,621    247,765      273,753     253,311
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $9,105,
    $8,170 AND $8,818                      16,814      17,749       17,101
OTHER ASSETS AND DEFERRED CHARGES          11,457      11,936       11,575
                                        ---------   ---------     --------
                                        $ 532,345   $ 498,426    $ 464,858
                                        =========   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $ 121,895   $  79,133    $  56,726
  Accrued expenses                         35,768      37,285       40,623
  Provision for store closings and
    other costs                             4,791       8,221        6,379
  Current portion of long-term debt        74,576       5,651        5,694
                                        ---------   ---------    ---------
        Total current liabilities         237,030     130,290      109,422
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                              91,742     169,378      163,311
  Subordinated debt, less original
    issue discount                         65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              156,742     234,378      228,311
                                        ---------   ---------    ---------

DEFERRED INCOME TAXES                                   1,000
OTHER LIABILITIES AND DEFERRED CREDITS      9,803      14,613        9,475
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           81,297      84,822       81,163
  Retained earnings                       108,826     104,974       97,802
                                        ---------   ---------    ---------
                                          221,875     221,548      210,717

  Cost of 9,615,548, 10,649,478
    and 9,611,497 shares of
      common stock in treasury            (91,144)   (100,945)     (91,106)
  Unearned compensation                                  (497)
  Notes receivable from exercise of
    stock options                          (1,961)     (1,961)      (1,961)
                                        ---------   ---------    ---------
        Total shareholders' equity        128,770     118,145      117,650
                                        ---------   ---------    ---------
                                        $ 532,345   $ 498,426    $ 464,858
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- ------------------------------------------------------------------------------
(Dollars in thousands)


                                                      Sixteen Weeks Ended
                                                    -----------------------
                                                      MAY 21,     May 22,
                                                       1995        1994
                                                    -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  11,034    $   9,431
  Noncash charges included in results:
    Depreciation and amortization                       6,931        7,511
    Deferred income taxes                                            1,000
    Other                                                               80
                                                    ---------    ---------
                                                       17,965       18,022

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable             570          476
    Increase in inventory                             (30,816)     (23,422)
    (Increase) decrease in prepaid expenses              (468)       1,360
    Increase in accounts payable                       65,169       29,582
    Increase (decrease) in accrued expenses            (4,741)         115
    Decrease in provision for store closings and
      other costs                                      (1,588)      (3,381)
                                                    ---------    ---------
  Net cash provided by continuing operations           46,091       22,752
  Net cash used for discontinued operations              (126)         (38)
                                                    ---------    ---------
                                                       45,965       22,714
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment             (664)      (1,362)
  Other                                                     3          126
                                                    ---------    ---------
  Net cash used for investing activities                 (661)      (1,236)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt and capital lease
    obligations                                        (2,687)     (15,852)
                                                    ---------    ---------
  Net cash used for financing activities               (2,687)     (15,852)
                                                    ---------    ---------
Increase in cash and cash equivalents                  42,617        5,626
Cash and cash equivalents at beginning of year         83,362       62,855
                                                    ---------    ---------
Cash and cash equivalents at end of quarter         $ 125,979    $  68,481
                                                    =========    =========




See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- -------------------------------------------------------------------------------

NOTE 1

On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend representing 1,056,065 shares was paid on April 7, 1995. Share and per share data for 1994 have been restated to reflect the 5% stock dividend.

NOTE 2

The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1995 and 1994 is due to the utilization of previously unrecognized tax benefits.

NOTE 3

Primary earnings per share is based upon the weighted average number of shares of common stock outstanding.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense, net of taxes, on the 8% Convertible Subordinated Notes is added back to net earnings.

NOTE 4

Noncash financing activities for 1994 included the issuance of restricted stock grants and the unearned compensation value is shown as a reduction of stockholders' equity in the consolidated balance sheets.

Interest payments amounted to $10,451,000 for the sixteen weeks ended May 21, 1995 and $10,407,000 for the sixteen weeks ended May 22, 1994. Tax payments amounted to $190,000 for the sixteen weeks ended May 21, 1995 and $67,000 for the sixteen weeks ended May 22, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of May 21, 1995 and May 22, 1994, and the related consolidated statements of income and of cash flows for the sixteen-week periods ended May 21, 1995 and May 22, 1994. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 1995, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 29, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
Detroit, Michigan
June 8, 1995

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Sales

         Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., increased 9.1% to $201,998,000 for the sixteen weeks ended May 21, 1995 compared with $185,190,000 in the 1994 first quarter which ended May 22, 1994. Same-store sales (stores open for a full year in both years) increased 9.1% for the 1995 first quarter, under weather conditions that were less-than-ideal for lawn and garden sales. Increased sales in the crafts line, which is traditionally slower early in the year and stronger later, as well as substantial increases in sales in the pet food and supply lines, contributed to the increased sales in the 1995 quarter.



Earnings

         Net income increased $1,603,000 or 17% to $11,034,000 in the 1995 quarter compared to $9,431,000 in the 1994 quarter.

         Cost of sales, including buying and occupancy, increased $11,838,000 to $138,417,000 in 1995 compared to $126,579,000 in 1994. As a percentage of sales, cost of sales increased .1 of a percentage point. Lower merchandise margins, due in part to increased promotional activity in certain product lines and the mix of goods sold, resulted in a cost of sales increase of .8 of a percentage point. The increase was largely offset by a decrease in buying and occupancy costs of .7 of a percentage point.

         Selling, general and administrative expenses increased $4,040,000 to $45,088,000 in 1995 compared to $41,048,000 in 1994. As a percentage of sales, selling, general and administrative expenses increased .1 of a percentage point to 22.3% of sales compared to 22.2% in the 1994 quarter. The increase is primarily attributable to a planned increase in administrative costs designed to provide long term benefits.

         Other income, primarily interest income, increased $279,000 to $604,000 in the 1995 quarter compared to $325,000 in the 1994 quarter due primarily to increased levels of cash equivalents.

         Interest and debt expense increased by $142,000 to $7,246,000 in the 1995 quarter compared to $7,104,000 in the 1994 quarter.

         The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1995 and 1994 is due to the utilization of previously unrecognized tax benefits.

         With regard to current accounting pronouncements, the Company has determined that Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," will not be material to the results of operations or the consolidated financial position of the Company.


Liquidity and Capital Resources

         Net cash provided by continuing operations increased by $23,339,000 to $46,091,000 in the 1995 quarter. Inventory increased $30,816,000 in 1995 compared to an increase of $23,422,000 in 1994 while accounts payable increased $65,169,000 in 1995 compared to an increase of $29,582,000 in 1994. The accounts payable increase for the 1995 and 1994 quarters, described above, included amounts payable to brokers at May 21, 1995 of $14,997,000 compared to $14,998,000 at the end of fiscal 1994. At May 22, 1994 there were no amounts payable to brokers compared to $24,998,000 at the end of fiscal 1993. At May 21, 1995 the remaining store closing reserve of $6,791,000 primarily represents lease termination costs for the remaining seven store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $1,600,000 in the 1995 quarter to pay lease termination costs for leases terminated at the end of fiscal 1994 and to pay brokers fees and legal costs.

         Net cash used for discontinued operations in the first quarter of 1995 and 1994 related to payments for operations disposed of in prior years.

         Net cash used for investing activities was $661,000 in the 1995 quarter compared to $1,236,000 in the 1994 quarter.

         Net cash used for financing activities was $2,687,000 in the 1995 quarter compared to $15,852,000 in the 1994 quarter. The 1995 quarter included payments of $2,375,000 for the mortgage notes. The 1994 quarter included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $2,375,000 for the mortgage notes. In April 1994 the Company issued restricted stock grants to employees of the Company. The noncash transaction was completed by issuing 86,450 shares of treasury stock offset by a reduction of shareholders' equity for unearned compensation which was recognized in fiscal 1994 in accordance with the restrictions placed on the stock grants. At May 21, 1995, 65,866 shares remain subject to restriction.

         On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1994. The stock dividend representing 1,056,065 shares was paid on April 7, 1995. Share and per share data for 1994 have been restated to reflect the 5% stock dividend.

         Working capital at May 21, 1995 was $19,279,000 or $54,170,000 lower than the $73,449,000 working capital level at January 29, 1995. The decrease in working capital is due to the reclassification of the mortgage notes due March 29, 1996 of $73,625,000 to the current portion of long-term debt at May 21, 1995. The quarter-end included $125,979,000 of cash and cash equivalents.

         The Company is currently discussing certain financing alternatives to satisfy the payment of $70,062,500 due March 29, 1996 for the mortgage notes. The Company believes that it will be able to implement a repayment plan that will benefit the long-term growth of the Company.


         The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $17,000,000 of fixed interest charges and fund capital expenditures of approximately $4,376,000 for the remainder of fiscal 1995. During the next eighteen months, the Company anticipates opening 10 to 12 new full-line stores. These new stores would require minimal capital investment as the stores would be under lease arrangements.

          The Company has a $15,000,000 unsecured credit agreement with a bank. The agreement has been extended from July 1, 1995 to October 1, 1995, as the Company reviews and negotiates an expanded credit facility. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under this agreement at May 21, 1995. In addition, the Company was in compliance with restrictions under all other debt agreements at such date.

                          PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held May 18, 1995. Ms. Ashton Sant Albano was elected a director of the Company for a two year term with 19,144,714 shares voted in favor and 622,886 shares withheld out of a total of 21,090,680 eligible to vote. Messrs. C. Whitcomb Alden, Jr., Philip B. Harley, and Richard W. Haskel were elected directors of the Company for three year terms with votes cast as follows: Mr. Alden - 19,525,122 shares voted in favor and 416,274 shares withheld; Mr. Harley - 19,530,685 shares voted in favor and 410,711 shares withheld; Mr. Haskel - 19,555,984 shares voted in favor and 385,412 shares withheld. The appointment of Price Waterhouse as the Company's independent accountants for the 1995 fiscal year was ratified as follows:
         19,678,756 shares in favor; 184,579 shares against; 78,061 shares abstained. The proposal to adopt the Company's 1994 Non-Employee Directors Stock Option Plan was approved as follows: 18,124,318 shares in favor; 1,546,586 shares against; 270,586 shares abstained.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (11)    Additional Earnings Per Share Information.

               (15)    Letter regarding unaudited interim financial information.

               (27)    Financial Data Schedule.

         (b)   Reports on Form 8-K

               During the quarter and through the date of this Report, the Registrant filed a Form 8-K on March 8, 1995 to report Amendment No. 1 to the Rights Agreement between the Registrant and Manufacturers Hanover Trust Company as Rights Agent relating to the Registrant's Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL HOST CORPORATION


                                        By:      /s/ Marguerite M. Gritenas
                                               --------------------------------
                                               Marguerite M. Gritenas
                                               Vice President, General Counsel
                                               and Secretary


                                        By:      /s/ James R. Simpson
                                               --------------------------------
                                               James R. Simpson
                                               Vice President and Controller
Dated:  June 30, 1995

                                 EXHIBIT INDEX


Exhibit Number            Description of Exhibit
- --------------            ----------------------
   (11)                   Additional Earnings Per Share Information.

   (15) Letter regarding unaudited interim financial information.

   (27)                   Financial Data Schedule.
