Form 10-Q
period 1995-08-13
GENERAL HOST CORP
filed 1995-09-27
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  August 13, 1995              Commission File Number 1-1066
                   ---------------                                     ------

                            GENERAL HOST CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


        NEW YORK STATE                               13-0762080
  ----------------------------                  ----------------------
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification Number)


  One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
- ------------------------------------------------------------------
    (Address of principal executive office)            (Zip Code)


                 Registrant's Telephone Number:  (203) 357-9900
                 ----------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No
     -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 22,142,858 shares outstanding as of September 22, 1995.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)

                                  Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                ----------------------   ------------------------
                                AUGUST 13,  August 14,    AUGUST 13,  August 14,
                                  1995        1994          1995        1994
                               ----------  ----------    ----------   ----------
REVENUES:
  Sales                         $ 126,741   $ 114,905     $ 328,739   $ 300,095
  Other income                      1,505         770         2,109       1,095
                                ---------   ---------     ---------   ---------
                                  128,246     115,675       330,848     301,190
                                ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy           95,450      84,595       233,867     211,174
  Selling, general and
    administrative                 30,846      29,743        75,934      70,791
  Interest and debt expense         5,505       5,194        12,751      12,298
                                ---------   ---------     ---------   ---------
                                  131,801     119,532       322,552     294,263
                                ---------   ---------     ---------   ---------
INCOME (LOSS) BEFORE
  INCOME TAXES                     (3,555)     (3,857)        8,296       6,927
INCOME TAX (BENEFIT) PROVISION       (640)       (484)          177         869
                                ---------   ---------     ---------   ---------
NET INCOME (LOSS)               $  (2,915)  $  (3,373)    $   8,119   $   6,058
                                =========   =========     =========   =========

NET EARNINGS (LOSS) PER SHARE   $    (.13)  $    (.15)    $     .37   $     .27
                                =========   =========     =========   =========

AVERAGE SHARES OUTSTANDING         22,145      22,157        22,143      22,127
                                =========   =========     =========   =========


See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(Dollars in thousands)

                                      AUGUST 13,   August 14,  January 29,
                                         1995        1994         1995
                                      ----------   ---------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  70,999   $  48,895    $  83,362
  Accounts and notes receivable             3,499       2,630        3,682
  Merchandise inventory                   104,892     101,954       87,238
  Prepaid expenses and other
    current assets                          9,783       9,350        8,589
                                        ---------   ---------    ---------
        Total current assets              189,173     162,829      182,871
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $152,461, $139,197 AND $142,621    245,071     264,368      253,311
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $9,321,
    $8,386 AND $8,818                      16,598      17,533       17,101
OTHER ASSETS AND DEFERRED CHARGES           8,668      13,220       11,575
                                        ---------   ---------    ---------
                                        $ 459,510   $ 457,950    $ 464,858
                                        =========   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  59,229   $  49,656    $  56,726
  Accrued expenses                         30,128      34,958       40,623
  Provision for store closings and
    other costs                             4,382       5,099        6,379
  Current portion of long-term debt        73,425       5,636        5,694
                                        ---------   ---------    ---------
        Total current liabilities         167,164      95,349      109,422
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                              91,515     167,123      163,311
  Subordinated debt                        65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              156,515     232,123      228,311
                                        ---------   ---------    ---------

DEFERRED INCOME TAXES                                     642
OTHER LIABILITIES AND DEFERRED CREDITS     10,077      14,864        9,475
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           81,187      84,811       81,163
  Retained earnings                       105,890     101,601       97,802
                                        ---------   ---------    ---------
                                          218,829     218,164      210,717

  Cost of 9,606,651, 10,654,678
    and 9,611,497 shares of
      common stock in treasury            (91,059)   (100,994)     (91,106)
  Unearned compensation                                  (237)
  Notes receivable from exercise of
    stock options                          (2,016)     (1,961)      (1,961)
                                        ---------   ---------    ---------
        Total shareholders' equity        125,754     114,972      117,650
                                        ---------   ---------    ---------
                                        $ 459,510   $ 457,950    $ 464,858
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                   Twenty-Eight Weeks Ended
                                                  --------------------------
                                                    AUGUST 13,  August 14,
                                                       1995        1994
                                                   -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   8,119    $   6,058
  Noncash charges included in results:
    Depreciation and amortization                      12,227       13,036
    Deferred income taxes                                              642
    Amortization of compensation related
      to stock grants                                                  200
    Other                                                 (38)         337
                                                    ---------    ---------
                                                       20,308       20,273

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable           2,821        2,914
    Increase in inventory                             (17,654)     (14,147)
    (Increase) decrease in prepaid expenses            (1,194)         605
    Increase in accounts payable                        2,503          105
    Decrease in accrued expenses                      (10,327)      (1,603)
    Decrease in provision for store closings and
      other costs                                      (1,997)      (5,275)
                                                    ---------    ---------
  Net cash provided by (used for)
    continuing operations                              (5,540)       2,872
  Net cash used for discontinued operations              (155)        (102)
                                                    ---------    ---------
                                                       (5,695)       2,770
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (2,795)      (2,597)
  Other                                                   192        3,112
                                                    ---------    ---------
  Net cash provided by (used for)
    investing activities                               (2,603)         515
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt and capital lease
    obligations                                        (4,065)     (17,245)
                                                    ---------    ---------
  Net cash used for financing activities               (4,065)     (17,245)
                                                    ---------    ---------
Decrease in cash and cash equivalents                 (12,363)     (13,960)
Cash and cash equivalents at beginning of year         83,362       62,855
                                                    ---------    ---------
Cash and cash equivalents at end of quarter         $  70,999    $  48,895
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

NOTE 2

Income taxes for the twelve and twenty-eight week periods of 1995 included the elimination of income tax reserves of $396,000, which were no longer required. The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1995 and 1994 is due to the utilization of previously unrecognized tax benefits.

NOTE 3

The Company is the Defendant in a lawsuit for the actions of a company that it had previously sold. In August of 1995, the jury awarded the Plaintiffs compensatory damages of approximately $500,000. Additionally the jury decided that punitive damages, in some amount, should be awarded.

In September 1995, a hearing on punitive damages was held, the outcome of such is yet to be determined. While awaiting the outcome of the hearing, the Company is reviewing its grounds for appeal in this case.

Based upon the aforementioned events in this case, the Company cannot predict the amount of punitive damages that may be awarded and accordingly has not provided a liability.

NOTE 4

Noncash financing activities for 1994 included the issuance of restricted stock grants and the unearned compensation value is shown as a reduction of shareholders' equity in the consolidated balance sheets.

Interest payments amounted to $1,850,000 and $12,301,000 for the twelve and twenty-eight weeks ended August 13, 1995, and $1,664,000 and $12,071,000 for the twelve and twenty-eight weeks ended August 14, 1994. Tax payments amounted to $232,000 and $422,000 for the twelve and twenty-eight weeks ended August 13, 1995, and $108,000 and $175,000 for the twelve and twenty-eight weeks ended August 14, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of August 13, 1995 and August 14, 1994, and the related consolidated statements of income and of cash flows for the twelve and twenty-eight week periods ended August 13, 1995 and August 14, 1994. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
Detroit, Michigan
September 11, 1995

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter of 1995 compared with second quarter 1994
Results of operations

Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., increased 10.3% to $126,741,000 for the twelve weeks ended August 13, 1995 compared with $114,905,000 in the 1994 second quarter which ended on August 14, 1994. Same-store sales (stores open for a full year in both years) increased 10.6% for the 1995 second quarter. Increased sales in the lawn and garden area, as well as substantial increases in sales in the pet food and supply lines, contributed to the increased sales in the 1995 second quarter.

Earnings

  The net loss for the second quarter of 1995 was $2,915,000 compared to $3,373,000 in the 1994 second quarter.

  Cost of sales, including buying and occupancy, increased $10,855,000 to $95,450,000 in the second quarter of 1995 compared to $84,595,000 in 1994. As a percentage of sales, cost of sales increased 1.7 percentage points due primarily to a decrease in merchandise margins. The decrease in merchandise margins was attributed to increased promotional activity due in part to the hot, dry weather experienced in most of the Company's major markets during the later part of the second quarter as well as the mix of goods sold.

   Selling, general and administrative expenses increased $1,103,000 to $30,846,000 in the second quarter of 1995 compared to $29,743,000 in 1994. The increase in expense is primarily attributable to planned increases in store payroll, advertising and administrative costs. As a percentage of sales, selling, general and administrative expenses decreased 1.6 percentage points to 24.3% of sales compared to 25.9% in the 1994 quarter.

  Other income, primarily interest income, increased $735,000 to $1,505,000 in the second quarter of 1995 compared to $770,000 in 1994. The increase was due primarily to increased levels of cash equivalents and higher rates of return compared to 1994.

  Interest and debt expense increased $311,000 to $5,505,000 in the second quarter of 1995 compared to $5,194,000 in 1994 primarily due to increased interest rates on the mortgage notes.

  Income taxes for the 1995 second quarter included the elimination of income tax reserves of $396,000, which were no longer required.

First half of 1995 compared with the first half of 1994
Results of Operations
Sales

  Sales were $328,739,000 for the twenty-eight weeks ended August 13, 1995 compared with $300,095,000 in the 1994 first half which ended August 14, 1994. Same-store sales for the 1995 first half increased 9.7% compared to the first half of 1994. A strong second quarter performance from our lawn and garden business as well as increased sales in the crafts line, and substantial increases in the pet food and supply lines, contributed to the increased sales in the 1995 first half.

Earnings

  Net income for the 1995 first half was $8,119,000 compared to $6,058,000 in the 1994 first half.

  Cost of sales, including buying and occupancy, increased $22,693,000 in the 1995 first half to $233,867,000 compared to $211,174,000 in 1994. As a percentage of sales, cost of sales increased .7 of a percentage point due primarily to a decrease in merchandise margins resulting from increased promotional activity and extremely hot, dry weather in the second quarter of 1995 offset in part by a decrease in buying and occupancy cost as a percentage of sales.

  Selling, general and administrative expenses increased $5,143,000 to $75,934,000 in the 1995 first half compared to $70,791,000 in 1994. The increase in expense is primarily attributable to planned increases in store payroll, advertising and administrative costs. As a percentage of sales, selling, general and administrative expenses decreased .5 of a percentage point to 23.1% of sales in the 1995 first half compared to 23.6% in 1994.

  Other income increased $1,014,000 to $2,109,000 in the first half of 1995 compared to $1,095,000 in the 1994 first half. The increase was due primarily to increased levels of cash equivalents and higher rates of return compared to 1994.

  Interest and debt expense increased $453,000 to $12,751,000 in the 1995 first half compared to $12,298,000 in the 1994 first half due primarily to increased interest rates on the mortgage notes.

  Income taxes for the first half of 1995 included the elimination of income tax reserves of $396,000, which were no longer required. The effective income tax rate used in the 1995 and 1994 second quarter and first half represented an estimated annual effective tax rate which reflected the utilization of previously unrecognized tax benefits.

Capital Resources and Liquidity

  Net cash used for continuing operations was $5,540,000 in the 1995 first half compared to net cash provided of $2,872,000 in the 1994 first half. Inventory increased $17,654,000 for the 1995 first half compared to an increase of $14,147,000 in 1994 while accounts payable increased $2,503,000 in 1995 compared to $105,000 in 1994. The accounts payable change for 1995 and 1994, described above, included amounts payable to brokers of $14,998,000 at August 13, 1995 compared to $14,998,000 at the end of fiscal 1994, and $14,998,000 at
August 14, 1994 compared to $24,998,000 at the end of fiscal 1993. The decrease in accrued expenses for 1995 of $10,327,000 compared to $1,603,000 for 1994 was due to timing of payments. At August 13, 1995 the remaining store closing reserve of $6,382,000 primarily represents lease termination costs for the remaining seven store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $1,997,000 in the 1995 first half to pay lease termination costs for leases terminated at the end of fiscal 1994 and to pay brokers fees and legal costs.

  Net cash used for discontinued operations in the first half of 1995 and 1994 related to payments for operations disposed of in prior years.

  Net cash used for investing activities was $2,603,000 in 1995 compared to net cash provided for of $515,000 in 1994 due primarily to the proceeds from the sale of property, plant and equipment of $2,992,000 in 1994.

  Net cash used for financing activities was $4,065,000 in 1995 compared to $17,245,000 in 1994. The 1995 first half included the payments of $3,562,000 for the mortgage notes. The 1994 first half included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $3,562,000 for the mortgage notes. In April 1994 the Company issued restricted stock grants to employees of the Company. The noncash transaction was completed by issuing 86,450 shares of treasury stock offset by a reduction of shareholders' equity for unearned compensation which was recognized in fiscal 1994 in accordance with the restriction placed on the stock grants. At August 13, 1995 64,763 shares remain subject to restriction.

  The Company is the Defendant in a lawsuit for the actions of a company that it had previously sold. In August of 1995, the jury awarded the Plaintiffs compensatory damages of approximately $500,000. Additionally the jury decided that punitive damages, in some amount, should be awarded.

  In September 1995, a hearing on punitive damages was held, the outcome of such is yet to be determined. While awaiting the outcome of the hearing, the Company is reviewing its grounds for appeal in this case.

  Based upon the aforementioned events in this case, the Company cannot predict the amount of punitive damages that may be awarded and accordingly has not provided a liability.

  On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend representing 1,056,065 shares was paid on April 7, 1995. Share and per share data for 1994 have been restated to reflect the 5% stock dividend.

  Working capital at August 13, 1995 was $22,009,000 or $51,440,000 lower than the $73,449,000 working capital level at January 29, 1995. The decrease in working capital is due to the reclassification of the mortgage notes due March 29, 1996 of $72,438,000 to the current portion of long-term debt at August 13, 1995. The quarter-end included $70,999,000 of cash and cash equivalents.

  The Company is arranging new mortgage financings which, together with cash generated from operations will be used to repay the $70,062,500 maturing mortgage notes due March 29, 1996. On September 1, 1995 the Company concluded a part of the new mortgage financing plan with a financial institution for $10,717,000. The new mortgage notes bear interest at 8.69%, are payable monthly based on a 15 year amortization schedule, and mature with a balloon payment on September 1, 2005. These mortgage notes are secured by first mortgages of 12 nursery and crafts retail stores.

  The Company has an undrawn $15,000,000 unsecured credit agreement with a bank. The agreement has been extended from October 1, 1995 to January 2, 1996. The Company plans to negotiate an expanded credit facility, aggregating approximately $40,000,000 with a group of banks, which is currently planned to close in December 1995, after the Company has repaid the mortgage notes due March 29, 1996. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under this agreement at August 13, 1995. In addition, the Company was in compliance with restrictions under all other debt agreements at such date.

  The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $11,000,000 of fixed interest charges and fund capital expenditures of approximately $2,500,000 for the remainder of fiscal 1995. During the next eighteen months, the Company anticipates opening 10 to 12 new full-line stores. These new stores would require minimal capital investment as the stores would be under lease arrangements.

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


                                                 GENERAL HOST CORPORATION


                                             By:   /s/ J. Theodore Everingham
                                                 ----------------------------
                                                 J. Theodore Everingham
                                                 Vice President, General Counsel
                                                 and Secretary


                                             By:   /s/ James R. Simpson
                                                 ----------------------------
                                                 James R. Simpson
                                                 Vice President and Controller
Dated:  September 27, 1995

                                 EXHIBIT INDEX


Exhibit Number   Description of Exhibit
- --------------   ----------------------

   (11)          Additional Earnings Per Share Information.

   (15)          Letter regarding unaudited interim financial information.

   (27)          Financial Data Schedule.
