Form 10-Q
period 1995-11-05
GENERAL HOST CORP
filed 1995-12-19
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  November 5, 1995  Commission File Number 1-1066

                            GENERAL HOST CORPORATION
-----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


       NEW YORK STATE                                      13-0762080
---------------------------                        --------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification Number)


         One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
-----------------------------------------------------------------------------
         (Address of principal executive office)            (Zip Code)


                 Registrant's Telephone Number:  (203) 357-9900
-----------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X            No
       -------       -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 22,140,284 shares outstanding as of December 18, 1995.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                  Twelve Weeks Ended         Forty Weeks Ended
                                ----------------------    ----------------------
                                NOVEMBER 5, November 6,   NOVEMBER 5, November 6,
                                   1995       1994          1995        1994
                                ----------  -----------   ----------  ----------
REVENUES:
  Sales                          $  95,976   $  98,022     $ 424,715   $ 398,117
  Other income                         419         197         2,528       1,292
                                 ---------   ---------     ---------   ---------
                                    96,395      98,219       427,243     399,409
                                 ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy            75,695      76,217       309,562     287,391
  Selling, general and
    administrative                  27,946      29,304       103,880     100,095
  Interest and debt expense          5,536       5,226        18,287      17,524
                                 ---------   ---------     ---------   ---------
                                   109,177     110,747       431,729     405,010
                                 ---------   ---------     ---------   ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND NET
  GAIN ON SALE OF INVESTMENT
  IN AN UNCONSOLIDATED AFFILIATE   (12,782)    (12,528)       (4,486)     (5,601)
INCOME TAX BENEFIT                    (883)     (1,869)         (706)     (1,000)
NET GAIN ON SALE OF INVESTMENT
  IN AN UNCONSOLIDATED
  AFFILIATE                                      3,612                     3,612
                                 ---------   ---------     ---------   ---------
LOSS FROM CONTINUING OPERATIONS    (11,899)     (7,047)       (3,780)       (989)
LOSS FROM DISCONTINUED
  OPERATIONS                        (2,793)                   (2,793)
                                 ---------   ----------    ---------   ---------
NET LOSS                         $ (14,692)  $  (7,047)    $  (6,573)  $    (989)
                                 =========   =========     =========   =========


NET LOSS PER SHARE:
  Loss from continuing
    operations                   $    (.53)  $    (.32)    $    (.17)  $    (.04)
  Loss from discontinued
    operations                        (.13)                     (.13)
                                 ---------   ---------     ---------   ---------
  Net loss per share             $    (.66)  $    (.32)    $    (.30)  $    (.04)
                                 =========   =========     =========   =========

AVERAGE SHARES OUTSTANDING          22,143      22,151        22,143      22,134
                                 =========   =========     =========   =========



See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands)

                                       NOVEMBER 5,  November 6,  January 29,
                                          1995         1994         1995
                                       ----------   ----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  26,431   $  39,297    $  83,362
  Accounts and notes receivable             3,251       3,698        3,682
  Merchandise inventory                   143,739     122,790       87,238
  Prepaid expenses and other
    current assets                         12,932       9,676        8,589
                                        ---------   ---------    ---------
        Total current assets              186,353     175,461      182,871
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $157,087, $139,743 AND $142,621    241,665     257,730      253,311
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $9,537,
    $8,602 AND $8,818                      16,382      17,317       17,101
OTHER ASSETS AND DEFERRED CHARGES           9,609      11,794       11,575
                                        ---------   ---------    ---------
                                        $ 454,009   $ 462,302    $ 464,858
                                        =========   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $  65,894   $  67,829    $  56,726
  Accrued expenses                         29,628      34,499       40,623
  Provision for store closings and
    other costs                             3,260       6,052        6,379
  Current portion of long-term debt        57,511       5,718        5,694
                                        ---------   ---------    ---------
        Total current liabilities         156,293     114,098      109,422
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                             111,359     164,169      163,311
  Subordinated debt                        65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              176,359     229,169      228,311
                                        ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS     10,331      11,110        9,475
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           81,206      84,744       81,163
  Retained earnings                        91,184      94,554       97,802
                                        ---------   ---------    ---------
                                          204,142     211,050      210,717

  Cost of 9,610,905, 10,659,278
    and 9,611,497 shares of
      common stock in treasury            (91,100)   (101,038)     (91,106)
  Unearned compensation                                  (126)
  Notes receivable from exercise of
    stock options                          (2,016)     (1,961)      (1,961)
                                        ---------   ---------    ---------
        Total shareholders' equity        111,026     107,925      117,650
                                        ---------   ---------    ---------
                                        $ 454,009   $ 462,302    $ 464,858
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
(Dollars in thousands)


                                                        Forty Weeks Ended
                                                     ------------------------
                                                     NOVEMBER 5,  November 6,
                                                        1995        1994
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations               $  (3,780)   $    (989)
  Noncash adjustments:
    Depreciation and amortization                      17,488       18,477
    Amortization of compensation related
          to stock grants                                              200
    Net gain on the sale of investment in
      an unconsolidated affiliate                                   (3,612)
    Other                                              (1,139)         936
                                                    ---------    ------------
                                                       12,569       15,012

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable           3,064        2,629
    Increase in inventory                             (56,501)     (34,983)
    (Increase) decrease in prepaid expenses            (4,343)         272
    Increase in accounts payable                        9,168       18,278
    Decrease in accrued expenses                      (12,172)      (2,004)
    Decrease in provision for store closings and
      other costs                                      (3,119)      (6,194)
                                                    ---------    ------------
  Net cash used for continuing operations             (51,334)      (6,990)
  Net cash used for discontinued operations            (1,601)        (161)
                                                    ---------    ------------
                                                      (52,935)      (7,151)
                                                    ---------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (4,465)      (4,479)
  Net proceeds from the sale of an investment
    in an unconsolidated affiliate                                   3,612
  Other                                                   604        3,117
                                                    ---------    ------------
  Net cash provided by (used for)
    investing activities                               (3,861)       2,250
                                                    ---------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                           20,717
  Payment of long-term debt and capital lease
    obligations                                       (20,852)     (18,657)
                                                    ---------    ------------
  Net cash used for financing activities                 (135)     (18,657)
                                                    ---------    ------------
Decrease in cash and cash equivalents                 (56,931)     (23,558)
Cash and cash equivalents at beginning of year         83,362       62,855
                                                    ---------    ------------
Cash and cash equivalents at end of quarter         $  26,431    $  39,297
                                                    =========    ============




See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------


NOTE 1

The Company is the Defendant in a lawsuit for the actions of a company that it had previously sold. In October, 1995 a judgment awarding the plaintiffs $1,030,000 in actual and punitive damages was entered. The judgment of $1,030,000, associated legal defense costs and other related costs amounted to $3,000,000. The Company plans to appeal the case. Based upon the judgment, the Company charged discontinued operations with an after-tax loss of $2,793,000, or $.13 per share, in the 1995 third quarter.

NOTE 2

The Company is arranging new mortgage financings which, together with cash generated from operations, will be used to repay the maturing mortgage notes due March 29, 1996. During the 1995 third quarter the Company concluded a part of the new mortgage financing plan which amounted to $20,717,000. As a part of securing the new financing in the 1995 third quarter, the Company repaid $15,325,000 on the maturing mortgage notes. The Company's intent is to repay the remaining balance of $55,925,000 prior to the maturity date.

NOTE 3

On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend representing 1,056,065 shares was paid on April 7, 1995. Share and per share data for 1994 have been restated to reflect the 5% stock dividend.

NOTE 4

In October, 1994 the Company sold its approximately 49.4% interest in Sunbelt Nursery Group, Inc. consisting of 4,200,000 common shares, which resulted in a net gain of $3,612,000, or $.16 per share.

NOTE 5

Income taxes for the forty week period of 1995 included the elimination of income tax reserves of $396,000, which were no longer required. Income taxes for the twelve and forty week periods of 1994 included the elimination of income tax reserves of $1,000,000, which were no longer required. The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1995 and 1994 is due to the utilization of previously unrecognized tax benefits.

NOTE 6

Noncash financing activities for 1994 included the issuance of restricted stock grants and the unearned compensation value is shown as a reduction of shareholders' equity in the consolidated balance sheets.

Interest payments amounted to $9,062,000 and $21,363,000 for the twelve and forty weeks ended November 5, 1995, and $8,893,000 and $20,964,000 for the twelve and forty weeks ended November 6, 1994. Tax payments amounted to $27,000 and $449,000 for the twelve and forty weeks ended November 5, 1995, and $189,000 and $364,000 for the twelve and forty weeks ended November 6, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of November 5, 1995 and November 6, 1994, and the related consolidated statements of income and of cash flows for the twelve and forty week periods ended November 5, 1995 and November 6, 1994. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
Detroit, Michigan
December 5, 1995

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter of 1995 compared with third quarter 1994

Results of Operations

Sales

         Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 2.1% to $95,976,000 for the twelve weeks ended November 5, 1995 compared with $98,022,000 in the 1994 third quarter which ended on November 6, 1994. Same-store sales (stores open for a full year in both years) decreased 1.7% for the 1995 third quarter. Decreased sales in the basic craft area contributed to the decreased sales in the 1995 third quarter.

Earnings

         The loss from continuing operations for the third quarter of 1995 was $11,899,000 compared to $7,047,000 in the 1994 third quarter.

         Cost of sales, including buying and occupancy, decreased $522,000 to $75,695,000 in the third quarter of 1995 compared to $76,217,000 in 1994. As a percentage of sales, cost of sales increased 1.1 percentage points due primarily to a decrease in merchandise margins. The decrease in merchandise margins was mainly attributed to the mix of goods sold.

          Selling, general and administrative expenses decreased $1,358,000 to $27,946,000 in the third quarter of 1995 compared to $29,304,000 in 1994. The decrease in expense is primarily attributed to the Company's continued progress in reducing expenses, primarily advertising, in the traditionally slow third quarter. As a percentage of sales, selling, general and administrative expenses decreased .8 of a percentage point to 29.1% of sales compared to 29.9% in the 1994 quarter.

         Other income, primarily interest income, increased $222,000 to $419,000 in the third quarter of 1995 compared to $197,000 in 1994. The increase was due primarily to increased levels of cash equivalents and higher rates of return compared to 1994.

         Interest and debt expense increased $310,000 to $5,536,000 in the third quarter of 1995 compared to $5,226,000 in 1994 primarily due to increased interest rates on the Adjustable Rate First Mortgage Notes.

         The after-tax loss from discontinued operations in the 1995 third quarter of $2,793,000, or $.13 per share, resulted from an October 1995 judgment in a lawsuit against the Company for the actions of a company that it had previously sold. The judgment of $1,030,000 in actual and punitive damages awarded to the plaintiffs together with associated legal defense expenditures and other related costs amounted to $3,000,000. The Company plans to appeal the case.


First three quarters of 1995 compared with the first three quarters of 1994

Results of Operations

Sales

         Sales were $424,715,000 for the forty weeks ended November 5, 1995 (the "1995 three quarters") compared with $398,117,000 for the forty weeks ended November 6, 1994 (the "1994 three quarters"). Same-store sales for the 1995 three quarters increased 6.9% compared to the 1994 three quarters. A strong second quarter performance from the Company's lawn and garden business and substantial increases in the pet food and supply lines during the first three quarters contributed to the increased sales in the 1995 three quarters.

Earnings

         The loss from continuing operations for the 1995 three quarters was $3,780,000 compared to $989,000 in the 1994 three quarters.

         Cost of sales, including buying and occupancy, increased $22,171,000 in the 1995 three quarters to $309,562,000 compared to $287,391,000 in 1994.
As a percentage of sales, cost of sales increased .7 of a percentage point due primarily to a decrease in merchandise margins resulting from increased promotional activity and extremely hot, dry weather in the second quarter of 1995 as well as the mix of goods sold in the 1995 second and third quarters. The percentage increase was offset in part by a decrease in buying and occupancy cost as a percentage of sales.

         Selling, general and administrative expenses increased $3,785,000 to $103,880,000 in the 1995 three quarters compared to $100,095,000 in 1994. The increase in expense is primarily attributable to the planned increases in store payroll, advertising and administrative costs that occurred in the first half, offset by a reduction in advertising in the traditionally slow third quarter. As a percentage of sales, selling, general and administrative expenses decreased .6 of a percentage point to 24.5% of sales in the 1995 three quarters compared to 25.1% in 1994.

         Other income increased $1,236,000 to $2,528,000 in the 1995 three quarters compared to $1,292,000 in the 1994 three quarters. The increase was due primarily to increased levels of cash equivalents and higher rates of return compared to 1994.

         Interest and debt expense increased $763,000 to $18,287,000 in the 1995 three quarters compared to $17,524,000 in the 1994 three quarters due primarily to increased interest rates on the Adjustable Rate First Mortgage Notes.

         Income taxes for the 1995 three quarters included the elimination of income tax reserves of $396,000, which were no longer required. Income taxes for the 1994 third quarter and 1994 three quarters included the elimination of income tax reserves of $1,000,000, which were no longer required. The effective income tax rate used in the 1995 and 1994 three quarters represented an estimated annual effective tax rate which reflected the utilization of previously unrecognized tax benefits.

         In October 1994 the Company sold its approximately 49.4% interest in Sunbelt Nursery Group, Inc. consisting of 4,200,000 common shares which resulted in a net gain of $3,612,000 in the 1994 three quarters.

         The after-tax loss from discontinued operations in the 1995 third quarter of $2,793,000, or $.13 per share, resulted from an October 1995 judgment in a lawsuit against the Company for the actions of a company that it had previously sold. The judgment of $1,030,000 in actual and punitive damages awarded to the plaintiffs together with associated legal defense expenditures and other related costs amounted to $3,000,000. The Company plans to appeal the case.


Capital Resources and Liquidity

         Net cash used for continuing operations was $51,334,000 in the 1995 three quarters compared to $6,990,000 in the 1994 three quarters. Inventory increased $56,501,000 for the 1995 three quarters compared to an increase of $34,983,000 in 1994 while accounts payable increased $9,168,000 in 1995 compared to $18,278,000 in 1994. The increase in inventory for 1995 is due primarily to planned earlier receipts of Christmas merchandise. The accounts payable change for 1995 and 1994, described above, included amounts payable to brokers of $14,998,000 at November 5, 1995 and at the end of fiscal 1994, and $14,998,000 at November 6, 1994 compared to $24,998,000 at the end of fiscal 1993. The decrease in accrued expenses for 1995 of $12,172,000 compared to $2,004,000 for 1994 was due to timing of payments. At November 5, 1995 the remaining store closing reserve of $5,260,000 primarily represents lease termination costs for the remaining five store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $3,119,000 in the 1995 three quarters to pay lease termination costs for leases terminated at the end of fiscal 1994 and in 1995 and to pay brokers fees and legal costs.

         Net cash used for discontinued operations in the 1995 three quarters was $1,601,000 related primarily to 1995 payments for defense costs of a lawsuit resulting from the actions of a company that had been previously sold. Net cash used of $161,000 in the 1994 three quarters related to payments for operations disposed of in prior years.

         Net cash used for investing activities was $3,861,000 in the 1995 three quarters. This compares to net cash provided of $2,250,000 in 1994 that included proceeds from the sale of property, plant and equipment of $2,997,000 and the sale of the Company's approximately 49.4% interest in Sunbelt Nursery Group, Inc. consisting of 4,200,000 common shares which resulted in net proceeds of $3,612,000.

         Net cash used for financing activities was $135,000 in the 1995 three quarters compared with $18,657,000 in the 1994 three quarters. In the 1995 third quarter the Company received gross proceeds of $20,717,000 from the issuance of long-term debt. The debt constituted a part of the new mortgage financing plan, the proceeds of which will be used to repay the Adjustable Rate First Mortgage Notes ("maturing mortgage notes") due March 29, 1996. The 1995 three quarters included payments of $4,750,000 for the mortgage notes and repayment of $15,325,000 of maturing mortgage notes as part of securing the new financing. The 1994 three quarters included the repayment of $13,191,000 of 7% Subordinated Debentures on February 1, 1994 and payments of $4,750,000 for the mortgage notes. In April 1994 the Company issued restricted stock grants to employees of the Company. The noncash transaction was completed by issuing 86,450 shares of treasury stock offset by a reduction of shareholders' equity for unearned compensation which was recognized in fiscal 1994 in accordance with the restriction placed on the stock grants. At November 5, 1995, 60,509 shares remain subject to restriction.

         On March 1, 1995 the Company declared a 5% stock dividend for shareholders of record on March 17, 1995. The stock dividend representing 1,056,065 shares was paid on April 7, 1995. Share and per share data for 1994 have been restated to reflect the 5% stock dividend.

         Working capital at November 5, 1995 was $30,060,000 or $43,389,000 lower than the $73,449,000 working capital level at January 29, 1995. The decrease in working capital is due primarily to the reclassification of the maturing mortgage notes due March 29, 1996 to the current portion of long-term debt. The quarter-end included $26,431,000 of cash and cash equivalents.

         The Company is arranging new mortgage financings which, together with cash generated from operations, will be used to repay the maturing mortgage notes due March 29, 1996. In the 1995 third quarter the Company concluded a part of the new mortgage financing plan with two financial institutions for $20,717,000. The new mortgage notes bear interest at varying rates from 8.31% to 8.69%, are payable monthly, and mature with balloon payments on September 1, 2005 and October 1, 2005. These mortgage notes are secured by first mortgages of 20 nursery and crafts retail stores. As part of securing the new financing, the Company repaid $15,325,000 on the maturing mortgage notes. The Company's intent is to repay the remaining balance of $55,925,000 prior to the maturity date. As of November 5, 1995 the Company had incurred approximately $995,000 of expense related to securing the new financings.

        The Company has a $25,000,000 unsecured credit agreement with a bank which expires May 31, 1996. The Company plans to negotiate an expanded revolving credit facility with a group banks which would increase the bank credit facility to $50,000,000. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under this agreement at November 5, 1995. On November 6, 1995 the Company borrowed $10,000,000 under this agreement which was repaid on December 6, 1995. The Company was in compliance with restrictions under all other debt agreements at November 5, 1995.

         The Company has sufficient cash and cash equivalents and expects to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $5,400,000 of fixed interest charges and fund capital expenditures of approximately $1,600,000 for the remainder of fiscal 1995. During the next eighteen months, the Company anticipates opening 10 to 12 full-line stores. These new stores would require minimal capital investment as the stores would be under lease arrangements.

                          PART II - OTHER INFORMATION




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (11)    Additional Earnings Per Share Information.

                  (15) Letter regarding unaudited interim financial information.


         (b)      Reports on Form 8-K
                  -------------------

                  During the quarter and through the date of this Report, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENERAL HOST CORPORATION


                             By:       /s/ J. Theodore Everingham
                                      ------------------------------
                                      J. Theodore Everingham
                                      Vice President, General Counsel
                                      and Secretary


                             By:       /s/ James R. Simpson
                                      -------------------------------
                                      James R. Simpson
                                      Vice President and Controller
Dated:  December 19, 1995

                                 EXHIBIT INDEX


Exhibit Number            Description of Exhibit
--------------            ----------------------


   (11)                   Additional Earnings Per Share Information.

   (15)                   Letter regarding unaudited interim financial information.

   (27)                   Financial Data Schedule.
