Form 10-Q/A
period 1995-08-13
GENERAL HOST CORP
filed 1996-03-18
CIK 40638

                         SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  August 13, 1995 Commission File Number 1-1066
                         ---------------

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


       NEW YORK STATE                           13-0762080
----------------------------                 ----------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)           Identification Number)


     One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
     --------------------------------------------------------------
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

Yes    X            No
    ------             ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 22,142,858 shares outstanding as of September 22, 1995.

The Registrant hereby files this Form 10-Q/A for the purpose of amending Items 1, 2 and 6 of the Form 10-Q for the quarter ended August 13, 1995.



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
                             =========   =========     =========   =========




See accompanying notes.

  CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
  (Dollars in thousands)

                                             AUGUST 13,  August 14,  January 29,
                                               1995        1994         1995
                                            -----------  ----------  -----------
  ASSETS
  CURRENT ASSETS:
       Cash and cash equivalents            $  70,999    $  48,895     $  83,362
       Accounts and notes receivable            3,499        2,630         3,682
       Merchandise inventory                  104,892      101,954        87,238
       Prepaid expenses and other
       current assets                           9,783        9,350         8,589
                                            ---------    ---------     ---------
       Total current assets                   189,173      162,829       182,871
                                            ---------    ---------     ---------

  PROPERTY, PLANT AND EQUIPMENT,
       LESS ACCUMULATED DEPRECIATION
       OF $152,461, $139,197 AND $142,621     245,071      264,368       253,311
     INTANGIBLES, LESS ACCUMULATED
      AMORTIZATION OF $9,321,
        $8,386 AND $8,818                      16,598       17,533        17,101

  OTHER ASSETS AND DEFERRED CHARGES             8,668       13,220        11,575
                                            ---------    ---------     ---------
                                            $ 459,510    $ 457,950     $ 464,858
                                            =========    =========     =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
       Accounts payable                     $  59,229    $  49,656     $  56,726
       Accrued expenses                        30,128       34,958        40,623
       Provision for store closings and
       other costs                              4,382        5,099         6,379
       Current portion of long-term debt       73,425        5,636         5,694
                                            ---------    ---------     ---------
       Total current liabilities              167,164       95,349       109,422
                                            ---------    ---------     ---------
  LONG-TERM DEBT:
       Senior debt                             91,515      167,123       163,311
       Subordinated debt                       65,000       65,000        65,000
                                            ---------    ---------     ---------
       Total long-term debt                   156,515      232,123       228,311
                                            ---------    ---------     ---------

  DEFERRED INCOME TAXES                                        642
  OTHER LIABILITIES AND DEFERRED CREDITS       10,077       14,864         9,475

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

  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  (Dollars in thousands)




                                                       Twenty-Eight Weeks Ended
                                                       ------------------------
                                                          AUGUST 13,  August 14,
                                                            1995        1994
                                                       ------------  ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                        $   8,119   $    6,058
       Noncash charges included in results:
         Depreciation and amortization                      12,227       13,036
         Deferred income taxes                                              642
         Amortization of compensation related
           to stock grants                                                  200
         Other                                                 (38)         337
                                                         ---------   ----------
                                                            20,308       20,273

       Changes in current assets and current liabilities:
         Decrease in accounts and notes receivable           2,821        2,914
         Increase in inventory                             (17,654)     (14,147)
         (Increase) decrease in prepaid expenses            (1,194)         605
         Increase in accounts payable                        2,503          105
         Decrease in accrued expenses                      (10,327)      (1,603)
         Decrease in provision for store closings and
           other costs                                      (1,997)      (5,275)
                                                         ---------   ----------
       Net cash provided by (used for)
         continuing operations                              (5,540)       2,872
       Net cash used for discontinued operations              (155)        (102)
                                                         ---------   ----------

                                                            (5,695)       2,770
                                                         ---------   ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property, plant and equipment           (2,795)      (2,597)
       Other                                                   192        3,112
                                                         ---------   ----------
       Net cash provided by (used for)
         investing activities                               (2,603)         515
                                                         ---------   ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of long-term debt and capital lease
         obligations                                        (4,065)     (17,245)
                                                         ---------   ----------
       Net cash used for financing activities               (4,065)     (17,245)
                                                         ---------   ----------
  Decrease in cash and cash equivalents                    (12,363)     (13,960)
  Cash and cash equivalents at beginning of year            83,362       62,855
                                                         ---------   ----------
  Cash and cash equivalents at end of quarter            $  70,999   $   48,895
                                                         =========   ==========




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


NOTE 3

The Company is the defendant in a lawsuit filed in 1991 in which farmers in Rice County, Kansas alleged that saltwater pollution of the ground water by the American Salt Company, a former sibsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs approximately $500,000 in compensatory damages for the period 1989 to 1995.
The Company believes that the verdict could be overturned as a matter of law, and will file a motion for judgment in its favor notwithstanding the verdict, when a judgment is entered by the court. Consequently, the Company has not provided a liability for the jury verdict.

In September 1995, a hearing on punitive damages was held, the outcome of such is yet to be determined. The Company is reviewing its grounds for appeal in this case. Accordingly, the Company cannot predict the amount of punitive damages that may be awarded and has not provided a liability.

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

     The Company is the defendant in a lawsuit filed in 1991 in which farmers in Rice County, Kansas alleged that saltwater pollution of the ground water by the American Salt Company, a former sibsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs approximately $500,000 in compensatory damages for the period 1989 to 1995. The Company believes that the verdict could be overturned as a matter of law, and will file a motion for judgment in its favor notwithstanding the verdict, when a judgment is entered by the court. Consequently, the Company has not provided a liability for the jury verdict.

     In September 1995, a hearing on punitive damages was held, the outcome of such is yet to be determined. The Company is reviewing its grounds for appeal in this case. Accordingly, the Company cannot predict the amount of punitive damages that may be awarded and has not provided a liability.

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



                                   GENERAL HOST CORPORATION


                                   By: /s/ J. Theodore Everingham
                                       -----------------------------
                                       J. Theodore Everingham
                                       Vice President, General Counsel
                                       and Secretary


                                   By: /s/ James R. Simpson
                                       ------------------------------
                                       James R. Simpson
                                       Vice President and Controller

Dated:  March 18, 1996

                                 EXHIBIT INDEX


  Exhibit Number      Description of Exhibit
  -------------       ----------------------

     (11)             Additional Earnings Per Share Information.

     (15)             Letter regarding unaudited interim financial information.

     (27)             Financial Data Schedule.