Form 10-Q/A
period 1995-11-05
GENERAL HOST CORP
filed 1996-03-18
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended  November 5, 1995 Commission File Number 1-1066
                         ----------------                        ------

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


         NEW YORK STATE                                   13-0762080
----------------------------------                 ------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                   Identification Number)


       One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
    ---------------------------------------------------------------------
     (Address of principal executive office)               (Zip Code)


                 Registrant's Telephone Number:  (203) 357-9900
             ------------------------------------------------------


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

The Registrant hereby files this Form 10-Q/A for the purpose of amending Items 1, 2 and 6 of the Form 10-Q for the quarter ended November 5, 1995.



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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
-------------------------------------------------------------------------------
(In thousands, except per share amounts)



                                                    Twelve Weeks Ended            Forty Weeks Ended
                                                 -------------------------      -----------------------
                                                   NOVEMBER 5, November 6,      NOVEMBER 5, November 6,
                                                     1995        1994              1995        1994
                                                 -----------  ------------      ----------   ----------
REVENUES:
     Sales                                       $  95,976    $  98,022         $  424,715   $  398,117
     Other income                                      419          197              2,528        1,292
                                                 -----------  ------------      ----------   ----------
                                                    96,395       98,219            427,243      399,409
                                                 -----------  ------------      ----------   ----------
COSTS AND EXPENSES:
     Cost of sales, including
       buying and occupancy                         75,695       76,217            309,562      287,391
     Selling, general and
       administrative                               27,946       29,304            103,880      100,095
     Interest and debt expense                       5,536        5,226             18,287       17,524
                                                 -----------  ------------      ----------   ----------
                                                   109,177      110,747            431,729      405,010
                                                 -----------  ------------      ----------   ----------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND NET
     GAIN ON SALE OF INVESTMENT
     IN AN UNCONSOLIDATED AFFILIATE                (12,782)     (12,528)            (4,486)      (5,601)
INCOME TAX BENEFIT                                    (883)      (1,869)              (706)      (1,000)
NET GAIN ON SALE OF INVESTMENT
     IN AN UNCONSOLIDATED
     AFFILIATE                                                    3,612                           3,612
                                                 -----------  ------------      ----------   ----------
LOSS FROM CONTINUING OPERATIONS                    (11,899)      (7,047)            (3,780)        (989)
LOSS FROM DISCONTINUED
     OPERATIONS                                     (2,793)                         (2,793)
                                                 -----------  ------------      ----------   ----------
NET LOSS                                         $ (14,692)   $  (7,047)        $   (6,573)  $     (989)
                                                 ===========  ============      ==========   ==========

NET LOSS PER SHARE:
     Loss from continuing
       operations                                $    (.53)   $   (.32)         $     (.17)  $     (.04)
     Loss from discontinued
       operations                                     (.13)                           (.13)
                                                 -----------  ------------      ----------   ----------
     Net loss per share                          $    (.66)   $   (.32)         $     (.30)  $     (.04)
                                                 ===========  ============      ==========   ==========

AVERAGE SHARES OUTSTANDING                          22,143      22,151              22,143       22,134
                                                 ===========  ============      ==========   ==========




See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands)





                                         NOVEMBER 5,     November 6,     January 29,
                                            1995            1994            1995
                                         -----------      -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $  26,431       $ 39,297       $  83,362
  Accounts and notes receivable               3,251          3,698           3,682
  Merchandise inventory                     143,739        122,790          87,238
  Prepaid expenses and other
    current assets                           12,932          9,676           8,589
                                          ---------       --------       ---------
        Total current assets                186,353        175,461         182,871
                                          ---------       --------       ---------
PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $157,087, $139,743 AND $142,621      241,665        257,730         253,311
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $9,537,
    $8,602 AND $8,818                        16,382         17,317          17,101
OTHER ASSETS AND DEFERRED CHARGES             9,609         11,794          11,575
                                          ---------       --------       ---------
                                          $ 454,009       $462,302       $ 464,858
                                          =========       ========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                        $  65,894       $ 67,829       $  56,726
  Accrued expenses                           29,628         34,499          40,623
  Provision for store closings and
    other costs                               3,260          6,052           6,379
  Current portion of long-term debt          57,511          5,718           5,694
                                          ---------       --------       ---------
        Total current liabilities           156,293        114,098         109,422
                                          ---------       --------       ---------
LONG-TERM DEBT:
  Senior debt                               111,359        164,169         163,311
  Subordinated debt                          65,000         65,000          65,000
                                          ---------       --------       ---------
        Total long-term debt                176,359        229,169         228,311
                                          ---------       --------       ---------

OTHER LIABILITIES AND DEFERRED CREDITS       10,331         11,110           9,475
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued               31,752         31,752          31,752
  Capital in excess of par value             81,206         84,744          81,163
  Retained earnings                          91,184         94,554          97,802
                                          ---------       --------       ---------
                                            204,142        211,050         210,717
  Cost of 9,610,905, 10,659,278
    and 9,611,497 shares of
      common stock in treasury              (91,100)      (101,038)        (91,106)
  Unearned compensation                                       (126)
  Notes receivable from exercise of
    stock options                            (2,016)        (1,961)         (1,961)
                                          ---------       --------       ---------
        Total shareholders' equity          111,026        107,925         117,650
                                          ---------       --------       ---------
                                          $ 454,009       $462,302       $ 464,858
                                          =========       ========       =========


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands)





                                                              Forty Weeks Ended
                                                         NOVEMBER 5,      November 6,
                                                           1995              1994
                                                        -----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                   $  (3,780)        $    (989)
  Noncash adjustments:
    Depreciation and amortization                          17,488            18,477
    Amortization of compensation related
      to stock grants                                                          200
    Net gain on the sale of investment in
      an unconsolidated affiliate                                           (3,612)
    Other                                                  (1,139)             936
                                                        ---------          --------
                                                           12,569           15,012
  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable               3,064            2,629
    Increase in inventory                                 (56,501)         (34,983)
    (Increase) decrease in prepaid expenses                (4,343)             272
    Increase in accounts payable                            9,168           18,278
    Decrease in accrued expenses                          (12,172)          (2,004)
    Decrease in provision for store closings and
      other costs                                          (3,119)          (6,194)
                                                        ---------          --------
  Net cash used for continuing operations                 (51,334)          (6,990)
  Net cash used for discontinued operations                (1,601)            (161)
                                                        ---------          --------
                                                          (52,935)          (7,151)
                                                        ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (4,465)          (4,479)
  Net proceeds from the sale of an investment
      in an unconsolidated affiliate                                         3,612
  Other                                                       604            3,117
                                                        ---------          --------
   Net cash provided by (used for)
      investing activities                                 (3,861)           2,250
                                                        ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of long-term debt                            20,717
     Payment of long-term debt and capital lease
     obligations                                          (20,852)         (18,657)
                                                        ---------          --------
     Net cash used for financing activities                  (135)         (18,657)
                                                        ---------          --------
Decrease in cash and cash equivalents                     (56,931)         (23,558)
Cash and cash equivalents at beginning of year             83,362           62,855
                                                        ---------          --------
Cash and cash equivalents at end of quarter             $  26,431         $ 39,297
                                                        =========         ========


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
(Unaudited)

NOTE 1

The Company is the defendant in a lawsuit filed in 1991 in which farmers in Rice County, Kansas alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000. As a result of the court's entry of the judgment in October 1995, the Company charged discontinued operations in the 1995 third quarter with an after-tax loss of $2,793,000, or $.13 per share, which included $800,000 of charges previously recorded in continuing operations. The Company plans to appeal the case.

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

     The after-tax loss from discontinued operations in the 1995 third quarter of $2,793,000, or $.13 per share, is the result of the court's entry of a judgment against the Company in a 1991 saltwater pollution lawsuit. The lawsuit involves claims by farmers in Rice County, Kansas who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000. The Company plans to appeal the case.


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

     The after-tax loss from discontinued operations in the 1995 third quarter of $2,793,000, or $.13 per share, is the result of the court's entry of a judgment against the Company in a 1991 saltwater pollution lawsuit. The lawsuit involves claims by farmers in Rice County, Kansas who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000. The Company plans to appeal the case.

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

     Net cash used for discontinued operations in the 1995 three quarters was $1,601,000 related primarily to 1995 payments for legal expenditures incurred to defend the Company in a 1991 saltwater pollution lawsuit. Net cash used of $161,000 in the 1994 three quarters related to payments for operations disposed of in prior years.

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

     The Company has a $25,000,000 unsecured credit agreement with a bank which expires May 31, 1996. The Company plans to negotiate an expanded credit facility with a group of banks which would increase the bank credit facility to $50,000,000. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under this agreement at November 5, 1995. On November 6, 1995 the Company borrowed $10,000,000 under this agreement which was repaid on December 6, 1995. The Company was in compliance with restrictions under all other debt agreements at November 5, 1995.

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


                                          GENERAL HOST CORPORATION


                                     By:  /s/ J. Theodore Everingham
                                          -------------------------------
                                          J. Theodore Everingham
                                          Vice President, General Counsel
                                          and Secretary


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