Form 10-K405
period 1996-01-28
GENERAL HOST CORP
filed 1996-04-24
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-K

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 28, 1996
                          ----------------
                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 1-1066
                                                ------

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York State                                       13-0762080
- ---------------------------------                       -------------------
  (State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                        identification no.)


One Station Place, P.O. Box 10045, Stamford, CT                 06904
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip code)


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

Yes     X                 No
      -----                   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of General Host Corporation's Common Stock, $1.00 par value, held by non-affiliates of General Host as of April 1, 1996:
$74,585,116*

         Number of voting shares of General Host Corporation's Common Stock outstanding as of April 1, 1996: 22,140,337.

                      DOCUMENTS INCORPORATED BY REFERENCE



General Host Corporation Proxy    Part III, Items 10, 11, 12 and 13
Statement for Annual Meeting of
Shareholders to be held on
May 16, 1996 (hereinafter "the
Company's 1996 Proxy Statement")

* Does not include the market value of the outstanding Common Stock held by the directors and officers of General Host which aggregates $9,824,919, since such directors and officers may be considered affiliates of General Host.

                                     PART I

ITEM 1.  BUSINESS

         General Host Corporation ("General Host", the "Company" or the "Registrant") operates a chain of specialty retail stores devoted to the sale of lawn and garden products, crafts, Christmas merchandise and pet food and supplies. Measured by sales and number of stores, the Company believes it is the largest chain in the United States concentrating on the sale of such products. As of January 28, 1996, the Company operated 261 stores in 16 states under the name Frank's Nursery & Crafts(R) and three stores under the name Frank's SuperCrafts(R). Unless otherwise stated, all statistics in this Item were compiled as of January 28, 1996.

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

         With the acquisition of Frank's Nursery & Crafts, Inc. ("Frank's") in 1983, the Company began focusing its resources on developing the first national chain of garden and crafts stores. At the time of its acquisition, Frank's had 95 stores principally located in the Midwest. In 1984, through the acquisition of Flower Time, Inc., the Company obtained 17 stores in the New York metropolitan area. In 1986, the Company further expanded into the eastern United States when it acquired Scott's Seaboard Corporation, adding 14 stores in the Washington, D.C. and Baltimore markets. In early 1989, the Company increased its presence in the Philadelphia metropolitan area through the acquisition of 12 store leases. Since 1983, the Company has built, leased or acquired a net of 169 stores in existing and new markets.

         In October 1994, the Company sold its interest in Sunbelt Nursery Group, Inc. (See Note 3 on Page F-9 of this Annual Report on Form 10- K for a discussion regarding Sunbelt.)

         During the fourth quarter of 1993 the Company approved a plan to exit 26 unprofitable Frank's stores primarily in the Nashville, South Florida and Orlando markets and to dispose of certain other properties. All stores were closed as of February 7, 1994, with the exception of one store which closed March 7, 1994.

         The national lawn and garden market is highly fragmented, consisting of thousands of local garden centers plus mass merchandisers who sell lawn and garden products as part of their overall product lines. In fiscal 1995, the Company's lawn and garden and nursery sales averaged approximately $1.1 million per store. In addition to approximately $295 million in lawn and garden and nursery sales, the Company generated approximately $266 million in revenues in the last fiscal year from the sale of crafts and Christmas products and $32 million from the sale of pet food and supplies.

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

         The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1995, 38% of the Company's sales occurred during the spring season (late March to mid-June) and 25% occurred at Christmas time (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to Labor Day.

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

         The Company's most significant capital requirements are for seasonal buildup of Christmas and crafts inventories, new stores and the modernization of existing stores.

         Capital expenditures of the Company totalled $5.5 million in fiscal 1995. Expenditures for fiscal 1995 included the purchase of land and building for one new store to be opened in fiscal 1996 and expenditures for facility improvements at existing stores. The Company anticipates spending approximately $6 million for capital expenditures in fiscal 1996.

         The Company closed one store in fiscal 1995. In 1996 the Company plans to open two to three new stores in existing markets, relocate three to four stores and remodel three to four existing stores. Expansion in existing markets improves the Company's operating margins by decreasing advertising costs on a per store basis, permitting more efficient distribution of products to stores and increasing the utilization of existing supervisory and managerial staff.

         The aggregate cost of any future expansion is dependent upon the method of financing new stores. Such methods include build-to-suit leases, conversion of existing buildings, and land purchases with Company-funded construction. The cost of these methods ranges from approximately $500,000 per store for build-to-suit leases to $2.5 million per store for land purchases with Company-funded construction.

         In 1990, looking to capitalize on its expertise in the Christmas decoration business, the Company entered the temporary retail marketplace with the introduction of "Christmas by Frank's". The "Christmas by Frank's" boutiques are temporary sites, typically located in high traffic regional malls and open only during the Christmas shopping season. These boutiques carry a broad selection of seasonal merchandise and capitalize on the increased mall traffic during the holidays. During 1995 the Company operated 119 temporary Christmas boutiques. In addition the Company tested two other temporary concepts: "Frank's Kids Corner", featuring educational toys for children, and "In the Garden by Frank's", offering gifts for the gardener. A total of eleven "Frank's Kids Corner" and four "In the Garden by Frank's" were open in 1995.

The success of the Company's temporary business will depend upon the Company's ability from year to year to obtain favorable short-term locations in various malls that are in close proximity to existing stores.

         The principal products sold at the Company's retail garden and crafts stores are as follows:


                                Percentage of
                                   Sales In
Product Line                   Fiscal Year 1995                                   Description
- ------------                   ----------------                                   -----------
Lawn and garden                    24%                       Fertilizers, herbicides and pesticides, seeds
                                                             and bulbs, mulches, plant accessories, hoses
                                                             and garden tools and equipment

Live nursery                       26                        Trees, shrubs, roses, potted plants, annual
                                                             and perennial flowering plants and indoor
                                                             plants

Crafts                             29                        Yarns, macrame, art supplies, needlework and
                                                             children's crafts, wood crafts, ribbon,  and
                                                             artificial and silk flowers and arrangements

Christmas                          16                        Artificial and live Christmas trees,
                                                             decorations and trimmings and Christmas
                                                             plants

Pet                                 5                        Pet food and supplies, bird seed and
                                  ---                        accessories


                                  100%
                                  ===



         Substantially all of the plants and products the Company sells are purchased from approximately 1,200 outside vendors. Alternative sources of supply are generally available for all products sold by the Company.

         As of January 28, 1996, 127 of the Company's stores were leased and 137 were owned (36 of which are subject to ground leases). All store leases are long-term. If no options are exercised, 108 leases will terminate prior to December 31, 2006.

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

         Typically, stores are open 80 hours per week. The average store has approximately 20-25 employees, including a store manager, assistant manager and up to seven department managers responsible for the various product lines of the business. The in-store staff is supplemented at seasonal peak selling periods by temporary employees. Overall, the Company had 7,150 employees at January 28, 1996, including seasonal employees. Approximately 24 warehouse and distribution center employees in Detroit are members of the Teamsters Union under a contract which expires January 1, 1997.

         The Company operates distribution centers in Detroit, Michigan; Chicago, Illinois; and Harrisburg, Pennsylvania. The Company owns the Detroit center which also contains Frank's headquarters, and leases the Chicago and Harrisburg centers. These centers delivered approximately 49% of all merchandise to the stores in 1995, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.

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

         In 1995 the Company charged to discontinued operations a loss of $3 million, or $.13 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit. The Company has appealed. The lawsuit involves claims by farmers in Rice County, Kansas who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $.5 million in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $.5 million in punitive damages and the judgment was entered. The judgment, together with approximately $1.1 million in legal defense costs, $.5 million in related costs, principally for technical consulting and expert witnesses, and $.4 million for future legal and related costs, totalled $3 million.

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

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The high and low sales prices per share of Common Stock as traded on the New York Stock Exchange and cash dividends paid per share of Common Stock during each quarter of the last two fiscal years are as follows:

                                                         Cash Dividends
                                      High         Low      Per Share
                                      ----         ---      ---------
Fiscal 1995 *
         First Quarter               $ 7        $ 4-7/8       $ .00
         Second Quarter              $ 7-5/8    $ 5-5/8       $ .00
         Third Quarter               $ 6-1/2    $ 4-3/4       $ .00
         Fourth Quarter              $ 5        $ 3-5/8       $ .00

Fiscal 1994
         First Quarter               $ 6-7/8    $ 5-1/4       $ .00
         Second Quarter              $ 6-1/4    $ 4-3/4       $ .00
         Third Quarter               $ 5-5/8    $ 3-3/4       $ .00
         Fourth Quarter              $ 5-3/8    $ 4           $ .00

         *Five percent stock dividends were paid on April 7, 1995 and April 5, 1996 and all stock-related data in the financial statements in this Report reflect the aforementioned stock dividends for all periods presented.

         Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $10.8 million at January 28, 1996.

         At April 1, 1996, there were approximately 3,845 holders of record of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

         Five Year Financial Data concerning the Company is listed on F-23 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales were $593 million for the 1995 fiscal year compared to $568 million for the 1994 fiscal year. Same-store sales (stores open for a full year in both years) for 1995 increased 4.5% led by a 25% sales gain in the pet food and supplies business as well as a strong first half performance in the lawn and
garden business.    Also contributing to the sales increase was improved
in-store merchandising, and the sales from the temporary Christmas boutiques of $14.4 million in 1995 compared to $12.9 million in 1994. Sales were $568 million for the 1994 fiscal year compared to $568.6 million for the 1993 fiscal year. The 1993 sales included sales of $34.9 million for the 26 stores closed in February 1994. Eliminating the sales for the closed stores in 1993 would have resulted in a sales increase for 1994 of 6.4%. Same-store sales for 1994 increased 5.2%. Also contributing to the sales increase was improved in-store merchandising, and the sales from the temporary Christmas boutiques of $12.9 million in 1994 compared to $11.2 million in 1993.

         Other income increased $1.3 million to $3.3 million in 1995. The increase was due to increased interest income resulting from higher rates of return in 1995. Other income increased $.7 million to $2 million in 1994. The increase was due to increased interest income resulting from higher levels of cash equivalents.

         Cost of sales, including buying and occupancy, increased $28.7 million to $431.5 million or 72.7% of sales. This compares with $402.8 million or 70.9% of sales in 1994. The increase of 1.8 percentage points was due to lower merchandise margins resulting from increased promotional activity and extremely hot, dry weather in the second quarter of 1995, the mix of goods sold during 1995 and increased occupancy costs related to the temporary Christmas business. Cost of sales, including buying and occupancy, decreased $22.9 million to $402.8 million or 70.9% of sales in 1994. This compares to $425.7 million or 74.9% of sales in 1993. The decrease of 4 percentage points was due to higher merchandise margins resulting from improved inventory management, in addition to the benefits from the operations improvement program in 1994 compared with 1993 when the Company underwent an inventory reduction program and closed 26 stores.

         Selling, general and administrative expense increased $6 million to $146.2 million compared to $140.2 million in 1994. The increase was attributable to the increases in store payroll, advertising and administrative costs that occurred in the first half of 1995 and increased costs associated with the temporary Christmas business. As a percentage of sales, selling, general and administrative expense was 24.6% of sales in 1995 and 24.7% of sales in 1994. Selling, general and administrative expense in 1994 decreased $11.8 million to $140.2 million compared to $152 million in 1993. The decrease was attributable to the operations improvement program initiated at the end of 1993, which resulted in lower administrative costs in 1994. As a percentage of sales, selling, general and administrative expense decreased 2 percentage points to 24.7% of sales in 1994 compared to 26.7% in 1993.

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

         Interest and debt expense was $23.8 million in 1995 compared to $22.9 million in 1994. The increase was primarily due to increased interest rates for the Adjustable Rate First Mortgage Notes (the "mortgage notes") due March 29, 1996 that were repaid as of January 28, 1996. Interest and debt expense was $22.9 million in 1994 compared to $23.3 million in 1993. The decrease was primarily due to the redemption of the 7% Subordinated Debentures on February 1, 1994.

         The income tax benefit for 1995 included the elimination of income tax reserves no longer required of $.6 million. In 1995, the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the current year loss not being benefitted. A valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results prior to 1995, a valuation allowance for the deferred tax asset balance remained at January 28, 1996. As a result of the valuation allowance, approximately $21 million of these loss carryforwards have not been benefitted and utilization will be recognized against future income. Income taxes included the elimination of income tax reserves no longer required of $1 million in 1994.

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

         The loss from continuing operations was $4.3 million, a decline of $12.9 million compared with 1994. Income for 1994 included $3.6 million from the sale of the Company's investment in Sunbelt. Income from continuing operations was $8.6 million in 1994, an improvement of $63.8 million over 1993. The 1993 loss included a reserve of $22.9 million for the closing of the 26 unprofitable stores and a loss of $17.7 million from the net equity loss and write-down of the Company's investment in Sunbelt.

         The loss from discontinued operations for 1995 of $3 million resulted from an October 1995 judgment of $1 million against the Company in a 1991 saltwater pollution lawsuit. The judgment, together with approximately $1.1 million in legal defense costs, $.5 million in related costs, principally for technical consulting and expert witnesses, and $.4 million for future legal and related costs, totalled $3 million. The Company has appealed the case. Discontinued operations in 1993 represented a loss reserve of $.8 million for lease obligations of businesses sold in prior years. These items combined with the respective income or loss from continuing operations resulted in a net loss of $7.3 million in 1995, net income of $8.6 million in 1994 and a net loss of $56.1 million in 1993.

Liquidity and Capital Resources


Continuing operations used $2.6 million of net cash in 1995 compared to net cash provided of $38.4 million in 1994. In 1995 the early receipt of Christmas season merchandise in the 1995 fourth quarter and reduced purchases for the 1996 spring season in the fourth quarter of 1995 resulted in a decrease in accounts payable for 1995 compared to 1994. The change in accrued expenses for 1995 compared to 1994 is due to the timing of payments. The 1995 loss also contributed to the utilization of net cash in 1995.

         During the fourth quarter of 1993 the Company recorded a noncash reserve of $22.9 million for the closing of 26 stores. As of January 28, 1996 the Company had terminated leases and entered into sublease arrangements for all but five stores. The annual sublease income generated approximates the Company's annual costs. The Company retains its primary obligation under the prime lease should a sublease tenant default on its sublease obligation. At January 28, 1996 the remaining reserve of $4.3 million primarily represents lease termination costs for the remaining five store locations and estimated losses associated with the sale and or sublease of real estate. In 1995 the Company utilized net cash of $3.6 million to pay lease termination costs for leases terminated at the end of 1994 and in 1995 and to pay brokers fees and legal costs. Net cash of $8.6 million was used in 1994 to terminate lease arrangements, pay brokers fees, legal costs and severance. Noncash charges of $2.2 million in 1994 reduced the reserve primarily for asset write-offs.

         Discontinued operations used net cash of $1.9 million in 1995 primarily for legal expenditures incurred to defend the Company in a 1991 saltwater pollution lawsuit. Net cash of $.3 million in 1994 related to payments for operations disposed of in prior years.

         In 1994 the Company issued restricted stock grants under the 1986 stock incentive plan, as amended in 1992, to employees of the Company. The noncash transaction was completed by issuing shares of treasury stock. The market value of the shares granted amounted to $.3 million and was charged to selling expense in 1994. On January 28, 1996 the restrictions expired and in February 1996, 59,301 shares were issued.

         In April 1993 the Company acquired a 49.5% interest in Sunbelt. The noncash acquisition was completed by issuing 1.94 million shares of the Company's common stock at the then market value of $17.7 million in exchange for 4.2 million shares of Sunbelt. At fiscal year end 1993 the Company reduced to zero the carrying value of its investment in Sunbelt due to Sunbelt's lack of long-term financing. In 1994 the Company sold its interest in Sunbelt for cash, which resulted in a net gain of $3.6 million.

         Net cash used for investing activities was $5.2 million in 1995. Net cash provided in 1994 was $1.4 million, which included the net proceeds from the sale of the Company's interest in Sunbelt.

         Net cash used for financing activities was $43.8 million in 1995, which included the payment of long-term debt and capital lease obligations of $77.1 million (principally the mortgage notes of $76 million). Offsetting, in part, the mortgage note repayment was $35 million of new mortgage financings, which the Company entered into during the third and fourth quarters of 1995. Interest rates on the new mortgage notes vary from 7.8% to 8.7%, and the notes mature with balloon payments on varying dates from February 1, 2001 to February 1, 2006. Net cash used for financing activities was $18.9 million in 1994, which included the repayment of $13.2 million of 7% Subordinated Debentures on February 1, 1994 and payments of long-term debt.

         The weighted average interest rate on debt outstanding at January 28, 1996 was 10%. The Company has a $25 million unsecured credit agreement with a bank which expires May 31, 1996. The agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under the agreement at January 28, 1996.

         As of February 28, 1996 the Company had $25 million outstanding under the unsecured credit agreement. The Company plans either to extend the maturity of the existing credit facility or negotiate a new credit facility prior to May 31, 1996. If the Company is unable to secure a replacement credit facility, the Company believes that its cash flow from operations will be sufficient to meet its working capital requirements. The Company, if necessary, could raise capital through a) additional mortgage financings (currently there are 64 properties having a net book value of approximately $95 million available for such financing), b) expense reductions or c) new debt offerings. The Company is required to maintain a minimum credit facility of $15 million at all times prior to May 31, 1997 under $5 million of the new mortgage financings.

         Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $10.8 million at January 28, 1996, thus prohibiting the Company from paying cash dividends or purchasing treasury stock. None of the Company's debt agreements affect its ability to declare and pay a stock dividend. On February 28, 1996 a 5% stock dividend for shareholders of record on March 15, 1996 was declared. The stock dividend is payable on April 5, 1996. The Company was in compliance with all other covenants.

         Total shareholders' equity in 1995 decreased $7.5 million to $110.2 million from $117.7 million in 1994, due primarily to the 1995 net loss. Long-term debt as a percentage of total capitalization decreased from 67% in 1994 to 64% in 1995.

         In December 1988 the Board of Directors authorized the repurchase, in open market transactions, of up to 2,000,000 additional shares of the Company's common stock. As of January 28, 1996 the total remaining authorization was for 628,750 shares. The Company did not repurchase any shares in fiscal 1995 or 1994.


Working Capital

Working capital amounted to $45 million at January 28, 1996 compared to $73 million at January 29, 1995. The ratio of current assets to current liabilities was 1.5 in 1995 compared to 1.7 in 1994. Working capital included $30 million of cash and cash equivalents at January 28, 1996 compared to $83 million of cash and cash equivalents at January 29, 1995.

         The Company has sufficient cash and cash equivalents and plans to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $20 million in fixed interest charges and to fund capital expenditures of approximately $6 million for 1996. In 1996 the Company plans to open two to three new stores, relocate three to four stores and to remodel three to four existing stores.


Inflation

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.


Recent Accounting Pronouncements

In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The effect of implementing SFAS 121 is not expected to be material to the Company's financial position or results of operations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) issued in October 1995 sets forth standards for accounting for stock-based compensation or allows companies to continue to account for stock-based compensation under the requirements of Accounting Principles Board (APB) Opinion No. 25 and make additional disclosure in the notes to the financial statements. It is the Company's intention to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional disclosure in the notes to the financial statements beginning in 1996.

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 (a)      Directors
                          Information on Nominee and Incumbent Directors, which appears on pages 5 and 6 of the Company's 1996 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.


                 (b)      Executive Officers


                                                  POSITION AND OFFICE WITH
NAME                             AGE                    THE COMPANY
- ----                             ---              ------------------------
Harris J. Ashton                 63               Chairman of the Board of Directors, President and
                                                  Chief Executive Officer

William C. Boyd                  66               Executive Vice President - Frank's

Scott A. Hessler                 47               President and Chief Operating Officer - Frank's

Robert M. Lovejoy, Jr.           52               Vice President and Treasurer

James R. Simpson                 44               Vice President and Controller

J. Theodore Everingham           56               Vice President, General
                                                  Counsel and Secretary



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

         Mr. Simpson was named Vice President on February 22, 1991. He has been Controller of the Company since July 1989. He was Senior Vice President and Chief Financial Officer of Consumers Distributing, Inc., from January 1988 to July 1989 and was employed by Herman's Sporting Goods, Inc. from 1973 to 1988, most recently as Vice President and Controller.

         Mr. Everingham was named Vice President, General Counsel and Secretary on July 12, 1995. He was self-employed in the private practice of law from January 1995 to July 1995 and was a partner of the law firm of Dykema Gossett PLLC for more than five years prior thereto.



ITEM 11.         EXECUTIVE COMPENSATION

         Executive Compensation and Other Information which appears on pages 8 to 15 of the Company's 1996 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.



ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on the ownership of Company securities by certain beneficial owners and management which appears on pages 2 through 4 of the Company's 1996 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on transactions with management and others which appears on pages 6 and 7 and pages 15 and 18-19 of the Company's 1996 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         A.      List of documents filed as part of this report:

                 1.       Financial Statements

                                                                                     Page No.
                                                                                     --------
         -       Report of Independent Accountants.                                    F-1

         -       Consolidated Balance Sheets - for the years                           F-2
                 ended January 28, 1996 and January 29, 1995.

         -       Consolidated Statements of Income - for the                           F-3
                 years ended January 28, 1996, January 29, 1995
                 and January 30, 1994.

         -       Consolidated Statements of Changes in                                 F-4
                 Shareholders' Equity - for the years ended
                 January 28, 1996, January 29, 1995 and
                 January 30, 1994.

         -       Consolidated Statements of Cash Flows - for the                       F-5
                 years ended January 28, 1996, January 29, 1995
                 and January 30, 1994.

         -       Notes to Consolidated Financial Statements.                           F-6 -  F-21


                 2.       Financial Statement Schedules

                          Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   VIII -        Valuation and qualifying accounts -                                  F-24
                 years ended January 28, 1996, January
                 29, 1995 and January 30, 1994.

3.       Exhibits
         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         3.      Articles of Incorporation and By-laws

         3.01    (a)      Restated Certificate of Incorporation of the Company ("Restated Certificate"), filed
                          November 13, 1968.  (Incorporated by reference to the Company's Annual Report on
                          Form 10-K for its fiscal year ended January 31, 1993, File No. 1-1066 ("1992 Form 10-K"),
                          Exhibit 3(a))

                 (b)      Certificate of Amendment of the Restated Certificate, filed January 24, 1969.  (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(b))

                 (c)      Certificate of Amendment of the Restated Certificate, filed October 30, 1969.  (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(c))

                 (d)      Certificate of Amendment of the Restated Certificate, filed June 15, 1977.  (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(d))

                 (e)      Certificate of Amendment of the Restated Certificate, filed June 27, 1985.  (Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended
                          January 26, 1992, File No. 1-1066 ("1991 Form 10-K"), Exhibit 3(f))

                 (f)      Certificate of Amendment of the Restated Certificate, filed April 14, 1988.  (Filed herewith)

         3.02             By-Laws of the Company, amended as of November 6, 1986. (Incorporated by reference to the 1992
                          Form 10-K, Exhibit 3(g))

         4.      Instruments Defining the Rights of Security Holders, Including Indentures

         4.01    (a)      Rights Agreement, dated as of March 7, 1990, by and between the Company and Manufactures Hanover
                          Trust Company. (Incorporated by reference to the Company's Form 8-A Registration Statement, filed
                          March 23, 1995 ("1995 Form 8-A"), Exhibit 1, 2)

                 (b)      Amendment No. 1 to the Rights Agreement dated as of March 1, 1995 by and between the Company and
                          Chemical Bank, as successor to Manufactures Hanover Trust Company.  (Incorporated by reference to
                          1995 Form 8-A, Exhibit 1a)

         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         4.02*(a)      Promissory Note in the original principal amount of $690,000 dated August 31, 1995 from Frank's
                       Nursery & Crafts, Inc. ("Frank's") to MetLife Capital Financial Corporation ("MetLife").
                       (Filed herewith)

              (b)      Commercial Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing
                       dated as of August 31, 1995 by and between Frank's and MetLife.  (Filed herewith)

              (c)      Security Agreement dated as of August 31, 1995 by and between Frank's and MetLife.  (Filed herewith)

              (d)      Assignment of Rents and Leases dated as of August 31, 1995 by and between Frank's and MetLife.
                       (Filed herewith)

              (e)      Guaranty dated as of August 31, 1995 by the Company in favor of MetLife.  (Filed herewith)

         4.03*(a)      Mortgage Note in the original principal amount of $4,950,000 dated January 25, 1996 from Frank's to
                       People's Bank ("People's").  (Filed herewith)

              (b)      Mortgage Deed and Security Agreement dated as of January 25, 1996 by and between Frank's and People's.
                       (Filed herewith)

              (c)      Assignment of Rents and Leases dated as of January 25, 1996 by and between Frank's and People's.
                       (Filed herewith)

              (d)      Guaranty and Indemnity Agreement dated as of January 25, 1996 by the Company in favor of People's.
                       (Filed herewith)

              (e)      Escrow Agreement dated as of January 25, 1996 by and among Frank's, People's and Commonwealth Land
                       Title Insurance Company.  (Filed herewith)



- ---------------
         * See Schedule of Substantially Identical Documents filed herewith.

         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         4.04*(a)      Promissory Note in the original principal amount of $682,878 dated March 14, 1996 from Frank's
                       Nursery & Crafts, Inc. ("Frank's") to Midland Loan Services, L.P. ("Midland").  (Filed herewith)

              (b)      Mortgage, Security Agreement and Assignment of Leases and Rents dated as of March 14, 1996 by and between Frank's and Midland.  (Filed herewith)

              (c)      Assignment of Rents and Leases dated as of March 14, 1996 by and between Frank's and Midland.
                       (Filed herewith)

              (d)      Guaranty dated as of March 14, 1996 by the Company in favor of Midland.  (Filed herewith)

              (e)      Escrow Agreement dated as of March 14, 1996 by and between Frank's and Midland in its capacities as lender and escrow agent.  (Filed herewith)

         4.05 (a)      Indenture among the Company, certain guarantors named therein and Bankers Trust Company, as Trustee, dated as of February 28, 1992.  (Incorporated by reference to the Company's Amendment No. 2 to the
                       Form S-3 Registration Statement, filed January 31, 1992, Exhibit 4(c), File No. 33-43504)

              (b)      Specimen of 11 1/2% Senior Notes due 2002. (Incorporated by reference to the Company's Form 8-A
                       Registration Statement, dated February 21, 1992, Exhibit 2(a))

         4.06 (a)      Indenture among the Company and United States Trust Company of New York, as Trustee, dated as of
                       February 28, 1992. (Incorporated by reference to the Company's Amendment No. 2 to the Form S-3
                       Registration Statement, filed January 31, 1992, Exhibit 4(b), File No. 33-43504)

              (b)      Specimen of 8% Convertible Subordinated Notes due 2002. (Incorporated by reference to the Company's
                       Form 8-A Registration Statement, dated February 21, 1992, Exhibit 2(a))



- ---------------
         * See Schedule of Substantially Identical Documents filed herewith.

         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         10.       Material Contracts

         10.01     Employment Agreement dated as of January 1, 1992 by and between the Company and Harris J. Ashton.
                   (Incorporated by reference to the 1992 Form 10-K, Exhibit 10(a), File No. 1-1066)

         10.02     Agreement between the Company and a Trust established for the benefit of Mr. and Mrs. Ashton's beneficiaries dated November 1, 1989.  (Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 27, 1991, Exhibit 10(b), File No. 1-1066)

         10.03(a)  Frank's 1996 Executive Compensation Program.(Filed herewith)

              (b)  The Company's 1996 Executive Compensation Program.  (Filed herewith)

         10.04     Amended and Restated 1986 Stock Incentive Plan dated April 8, 1992.  (Incorporated by reference to the
                   Company's Form S-8 Registration Statement dated July 24, 1992, Exhibit 28(a))

         10.05(a)  1994 Non-Employee Directors Stock Option Plan adopted October 12, 1994. (Filed herewith)

              (b)  Directors' Stock Option Plan dated March 20, 1986.  (Incorporated by reference to the 1991 Form 10-K,
                   Exhibit 10(e), File No. 1-1066)

         11.01     Statement re: computation of per share earnings. (Filed herewith)

         12.01     Statement re: computation of ratios.  (Filed herewith)

         21.01     Subsidiaries of the Registrant.  (Filed herewith)

         23.01     Consent of Price Waterhouse LLP.  (Filed herewith)

         Exhibit No.                                        Description of Exhibit
         -----------                                        ----------------------
         24.01   Powers of Attorney.                    (Filed herewith)

                 (a)      C. Whitcomb Alden, Jr.                    Director

                 (b)      Christopher A. Forster                    Director

                 (c)      S. Joseph Fortunato                       Director

                 (d)      Philip B. Harley                          Director

                 (e)      Richard W. Haskel                         Director

                 (f)      Edward H. Hoornstra                       Director

                 (g)      Charles B. Johnson                        Director

                 (h)      Kelly Ashton Sant Albano                  Director


         27.01            Financial Data Schedule.  (Filed herewith)


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

                                   SCHEDULE OF SUBSTANTIALLY IDENTICAL DOCUMENTS

Exhibit No.
- -----------
4.02     (1)     (a) Promissory notes in the original principal amounts of $975,000, $937,000, $825,000 and $825,000; (b) related
                 Commercial Mortgages on properties located in Merrilville, Indiana, Columbus, Indiana, Michigan City, Indiana and
                 South Bend, Indiana, respectively; (c) related Security Agreements; (d) related Assignments of Rents and Leases; and (e) related Guaranties, all dated August 31, 1995 and governed by Indiana law.

         (2)     (a) Promissory notes in the original principal amounts of $660,000, $675,000 and $825,000; (b) related Commercial
                 Mortgages on properties located in Waukegan, Illinois, Evergreen Park, Illinois and Naperville, Illinois,
                 respectively;  (c) related Security Agreements; (d) related Assignments of Rents and Leases; and (e) related
                 Guaranties, all dated August 31, 1995 and governed by Illinois law.

         (3)     (a) A promissory note in the original principal amount of $855,000; (b) related Commercial Mortgage on property located in Coon Rapids, Minnesota; (c) related Security Agreement; (d) related Assignment of Rents and Leases;
                 and (e) related Guaranty, all dated August 31, 1995 and governed by Minnesota law.

         (4)     (a) A promissory note in the original principal amount of $1,200,000; (b) related Commercial Mortgage on property located in Franklin, Ohio; (c) related Security Agreement; (d) related Assignment of Rents and Leases; and (e)
                 related Guaranty, all dated August 31, 1995 and governed by Ohio law.

         (5)     (a) Promissory notes in the original principal amounts of $1,125,000 and $1,125,000; (b) related Commercial
                 Mortgages on properties located in Clinton Township, Michigan and Canton Township, Michigan, respectively; (c)
                 related Security Agreements; (d) related Assignments of Rents and Leases; and (e) related Guaranties, all dated
                 August 31, 1995 and governed by Michigan law.

4.03     (1)     (b) Mortgage and Security Agreement on property located in Kingston, New York; and (c) Assignment of Rents and
                 Leases, each dated as of January 25, 1996 and governed by New York law.

Exhibit No.
- -----------
4.04     (1)     (a) Promissory notes in the original principal amounts of $867,548, $862,893, $857,318 and $883,802; (b) related
                 Mortgages on properties located in Libertyville, Illinois, Lake Zurich, Illinois, Crystal Lake, Illinois and
                 Schaumburg, Illinois, respectively; (c) related Assignments of Rents and Leases; (d) related Guaranties; and (e)
                 related Escrow Agreements, all dated January 26, 1996 and governed by Illinois law.

         (2)     (a) Promissory notes in the original principal amounts of $726,793 and $1,330,423; (b) related Mortgages on properties located in Battle Creek, Michigan and Bloomfield Township, Michigan respectively; (c) related
                 Assignments of Rents and Leases; (d) related Guaranties; and (e) related Escrow Agreements, all dated
                 January 26, 1996 and governed by Michigan law.

         (3)     (a) Promissory notes in the original principal amounts of $956,708, $909,974 and $849,344; (b) related Mortgages on properties located in Roseville, Minnesota, Eden Prairie, Minnesota and Eagan, Minnesota, respectively; (c)
                 related Assignments of Rents and Leases; (d) related Guaranties; and (e) related Escrow Agreements, all dated
                 January 26, 1996 and governed by Minnesota law.

         (4)     (a) Promissory notes in the original principal amounts of $730,026, $734,319 and $753,432; (b) related Mortgages on properties located in Bridgeton, Missouri, St. Charles, Missouri and St. Charles, Missouri, respectively; (c)
                 related Assignments of Rents and Leases; (d) related Guaranties; and (e) related Escrow Agreements, all dated
                 January 26, 1996 and governed by Missouri law.

         (5)     (a) Promissory notes in the original principal amounts of $1,280,990, $1,379,474 and $1,316,019; (b) related
                 Mortgages on properties located in Deptford, New Jersey, Bridgewater, New Jersey and Bricktown, New Jersey,
                 respectively; (c) related Assignments of Rents and Leases; (d) related Guaranties; and (e) related Escrow
                 Agreements, all dated January 26, 1996 and governed by New Jersey law.

Exhibit No.
- -----------
4.04(cont.)      (6)      (a) A promissory note in the original principal amount of $1,373,432; (b) related Mortgage on property located in Staten Island, New York; (c) related Assignment of Rents and Leases; (d) related Guaranty;
                          and (e) related Escrow Agreement, all dated January 26, 1996 and governed by New York law.

                 (7)      (a) A promissory note in the original principal amount of $892,829; (b) related Mortgage on property located in Brookhaven, Pennsylvania; (c) related Assignment of Rents and Leases; (d) related Guaranty;
                          and (e) related Escrow Agreement, all dated January 26, 1996 and governed by Pennsylvania law.

                 (8)      (a) Amended and Restated Promissory Note in the original principal amount of $2,583,273.69 dated as of
                          December 1, 1995 from Frank's to Midland Commercial Financing Corp; (b) related Mortgages dated as of
                          October 16, 1995, as amended as of December 1, 1995 on properties located in Okemos, Michigan and Joliet,
                          Illinois; (c) related Assignments of Rents and Leases dated as of October 16, 1995, as amended as of
                          December 1, 1995; (d) Amended and Restated Guaranty dated as of December 1, 1995 from the Company in favor of Midland Commercial Financing Corp; and (e) related Escrow Agreements dated as of
                          October 13, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL HOST CORPORATION


         Date:  April 24, 1996                By  /s/ James R. Simpson
                                                  -----------------------------
                                                  James R. Simpson
                                                  Vice President and Controller

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of General Host Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) and (2) on page 18 present fairly, in all material respects, the financial position of General Host Corporation and its subsidiaries at January 28, 1996 and January 29, 1995, and the results of their operations and their cash flows for the three years in the period ended January 28, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Detroit, Michigan
February 28, 1996, except as to the
stock dividend described in Note 1
which is as of March 15, 1996

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
JANUARY 28, 1996 AND JANUARY 29, 1995


                                                          1995         1994
                                                    ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   29,901   $   83,362
  Accounts and notes receivable                          3,823        3,682
  Merchandise inventory                                 88,162       87,238
  Prepaid expenses and other current assets              9,417        8,589
                                                    ----------   ----------
       Total current assets                            131,303      182,871
                                                    ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $154,830 AND $142,621                237,803      253,311
INTANGIBLES, LESS ACCUMULATED AMORTIZATION
  OF $9,783 AND $8,818                                  16,136       17,101
OTHER ASSETS AND DEFERRED CHARGES                       10,543       11,575
                                                    ----------   ----------
                                                    $  395,785   $  464,858
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $   47,776   $   56,726
  Accrued expenses                                      33,012       40,623
  Provision for store closings
    and other costs                                      3,347        6,379
  Current portion of long-term debt                      1,974        5,694
                                                    ----------   ----------
       Total current liabilities                        86,109      109,422
                                                    ----------   ----------
LONG-TERM DEBT:
  Senior debt                                          124,898      163,311
  Subordinated debt                                     65,000       65,000
                                                    ----------   ----------
       Total long-term debt                            189,898      228,311
                                                    ----------   ----------

OTHER LIABILITIES AND DEFERRED CREDITS                   9,550        9,475
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value, 100,000,000
    shares authorized, 31,752,450 shares issued         31,752       31,752
  Capital in excess of par value                        81,186       81,163
  Retained earnings                                     79,924       97,802
                                                    ----------   ----------
                                                       192,862      210,717

  Cost of 8,505,096 and 9,611,497 shares of
    common stock in treasury                           (80,618)     (91,106)
  Notes receivable from exercise of
    stock options                                       (2,016)      (1,961)
                                                    ----------   ----------
       Total shareholders' equity                      110,228      117,650
                                                    ----------   ----------
                                                    $  395,785   $  464,858
                                                    ==========   ==========


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

                                               1995             1994              1993
                                         ----------        ---------         ---------
REVENUES:
  Sales                                  $  593,270        $ 567,987         $ 568,602
  Other income                                3,294            2,007             1,338
                                         ----------        ---------         ---------
                                            596,564          569,994           569,940
                                         ----------        ---------         ---------

COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy                    431,481          402,839           425,724
  Selling, general and
    administrative                          146,202          140,171           151,995
  Provision for store closings
    and other costs                                                             22,876
  Interest and debt expense                  23,845           22,911            23,251
                                         ----------        ---------         ---------
                                            601,528          565,921           623,846
                                         ----------        ---------         ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES,
  NET GAIN, NET EQUITY LOSS AND
  INVESTMENT WRITE-DOWN                      (4,964)           4,073           (53,906)
INCOME TAX BENEFIT                             (625)            (900)          (16,389)
NET GAIN ON SALE OF AND NET EQUITY
  LOSS AND WRITE-DOWN OF INVESTMENT
  IN AN UNCONSOLIDATED AFFILIATE                               3,612           (17,703)
                                         ----------        ---------         ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                 (4,339)           8,585           (55,220)
LOSS FROM DISCONTINUED OPERATIONS            (3,000)                              (840)
                                         ----------        ---------         ---------
NET INCOME (LOSS)                        $   (7,339)       $   8,585         $ (56,060)
                                         ==========        =========         =========

EARNINGS (LOSS) PER SHARE:
  Income (loss) from continuing
    operations                           $     (.19)       $     .37         $   (2.42)
  Loss from discontinued operations            (.13)                              (.03)
                                         ----------        ---------         ---------
  Net income (loss)                      $     (.32)       $     .37         $   (2.45)
                                         ==========        =========         =========

AVERAGE SHARES OUTSTANDING                   23,249           23,244            22,860
                                         ==========        =========         =========

See accompanying notes.

                            GENERAL HOST CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FISCAL YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995
                              AND JANUARY 30, 1994
                             (DOLLARS IN THOUSANDS)






                                             Shares of Common Stock            Common          Capital in
                                          ----------------------------          Stock           Excess of
                                            Issued         In Treasury         Issued           Par Value
                                          ----------       -----------        --------          ----------
BALANCE AT JANUARY 31, 1993               31,752,450       (13,676,692)       $ 31,752        $   88,937

Net loss
Cash dividends
Stock dividend                                               1,000,788                            (3,106)
Acquisition of equity interest in
  Sunbelt Nursery Group, Inc.                                1,940,000                              (686)
Note repayments
                                          ----------       -----------        --------        ----------
BALANCE AT JANUARY 30, 1994               31,752,450       (10,735,904)         31,752            85,145

Net income
Stock dividend                                               1,054,307                            (3,668)
Restricted stock grants issued                                  68,300                              (306)
Issuance of common stock                                         1,800                                (8)
                                          ----------       -----------        --------        ----------
BALANCE AT JANUARY 29, 1995               31,752,450        (9,611,497)         31,752            81,163

Net loss
Stock dividend declared on
  February 28, 1996                                          1,108,751                                (6)
Restricted stock grants cancelled                              (12,350)                               54
Stock option exercised                                          10,000
Income tax effect (net) related to
  stock options and grants                                                                           (25)
                                          ----------       -----------        --------        ----------
BALANCE AT JANUARY 28, 1996               31,752,450        (8,505,096)       $ 31,752        $   81,186
                                          ==========       ===========        ========        ==========



                                                                             Notes
                                                                        Receivable
                                                           Cost of            from
                                                            Common        Exercise             Total
                                           Retained       Stock in        of Stock      Shareholders'
                                           Earnings       Treasury        Options             Equity
                                          ---------      ---------      ----------      ------------
BALANCE AT JANUARY 31, 1993               $ 165,405      $(129,640)     $  (2,096)      $   154,358

Net loss                                    (56,060)                                        (56,060)
Cash dividends                               (7,422)                                         (7,422)
Stock dividend                               (6,380)         9,486
Acquisition of equity interest in
  Sunbelt Nursery Group, Inc.                               18,389                           17,703
Note repayments                                                               135               135
                                          ---------      ---------      ---------       -----------
BALANCE AT JANUARY 30, 1994                  95,543       (101,765)        (1,961)          108,714

Net income                                    8,585                                           8,585
Stock dividend                               (6,326)         9,994
Restricted stock grants issued                                 648                              342
Issuance of common stock                                        17                                9
                                          ---------      ---------      ---------       -----------
BALANCE AT JANUARY 29, 1995                  97,802        (91,106)        (1,961)          117,650

Net loss                                     (7,339)                                         (7,339)
Stock dividend declared on
  February 28, 1996                         (10,504)        10,510
Restricted stock grants cancelled                             (117)                             (63)
Stock option exercised                          (40)            95            (55)
Income tax effect (net) related to
  stock options and grants                        5                                             (20)
                                          ---------      ---------      ---------       -----------
BALANCE AT JANUARY 28, 1996               $  79,924      $ (80,618)     $  (2,016)      $   110,228
                                          =========      =========      =========       ===========


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
FISCAL YEARS ENDED JANUARY 28, 1996, JANUARY 29, 1995 AND JANUARY 30, 1994

                                                                  1995             1994               1993
                                                            ----------        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations                  $   (4,339)       $   8,585         $  (55,220)
  Noncash adjustments:
    Depreciation and amortization                               22,888           23,836             24,610
    Provision for store closings and other costs                                                    22,876
    Deferred income taxes                                                                          (15,983)
    Net equity loss and write-down of investment
      in an unconsolidated affiliate                                                                17,703
    Net gain on sale of investment in an
      unconsolidated affiliate                                                   (3,612)
    Other                                                         (585)           1,674                129
                                                            ----------        ---------          ---------
                                                                17,964           30,483             (5,885)
  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable                    2,499            2,751              4,658
    (Increase) decrease in inventory                              (924)             569             33,354
    (Increase) decrease in prepaid expenses                       (828)           1,333               (931)
    Increase (decrease) in accounts payable                     (8,950)           7,175             (3,020)
    Increase (decrease) in accrued expenses                     (8,727)           4,662              3,034
    Decrease in provision for store
      closings and other costs                                  (3,621)          (8,613)            (3,655)
                                                            ----------        ---------           --------
  Net cash provided by (used for)
    continuing operations                                       (2,587)          38,360             27,555
  Net cash used for discontinued operations                     (1,905)            (333)            (1,286)
                                                            ----------        ---------           --------
                                                                (4,492)          38,027             26,269
                                                            ----------        ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                    (5,497)          (5,391)           (29,946)
  Proceeds from sales of property, plant and equipment             342            3,016                430
  Net proceeds from the sale of investment in an
    unconsolidated affiliate                                                      3,612
  Proceeds from the sales of marketable securities                                  120             26,690
                                                            ----------        ---------          ---------
  Net cash provided by (used for) investing activities          (5,155)           1,357             (2,826)
                                                            ----------        ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                    34,984
  Debt issue costs                                              (1,681)
  Payment of long-term debt and capital lease
    obligations                                                (77,117)         (18,877)            (4,486)
  Cash dividends paid on common stock                                                               (7,422)
  Other                                                                                                135
                                                            ----------        ---------          ---------
  Net cash used for financing activities                       (43,814)         (18,877)           (11,773)
                                                            ----------        ---------          ---------
Increase (decrease) in cash and cash equivalents               (53,461)          20,507             11,670
Cash and cash equivalents at beginning of year                  83,362           62,855             51,185
                                                            ----------        ---------          ---------
Cash and cash equivalents at end of year                    $   29,901        $  83,362          $  62,855
                                                            ==========        =========          =========



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ACCOUNTING POLICIES

General Host is the nation's leading specialty retailer of lawn and garden products, crafts and Christmas merchandise. Below are those accounting policies considered to be significant.

The fiscal year is comprised of 52 or 53 weeks, ending on the last Sunday in January. The 1995, 1994 and 1993 fiscal years each reflect a 52-week period.

The consolidated financial statements include the accounts of General Host Corporation and its subsidiaries (the "Company"). Intercompany balances and transactions are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to the 1995 presentation.

Cash equivalents are highly liquid investments, such as U.S. government securities and bank certificates of deposit having original maturities of three months or less, and are carried at cost plus accrued interest.

Merchandise inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

Pre-Opening costs are costs incurred in the opening of new stores (primarily payroll costs) that are capitalized prior to the opening of a new store and amortized over a one year period commencing with the first period after the new store opens.

Advertising costs are expensed when the advertising first takes place. Advertising expenditures were $22,073,000 for 1995, $21,721,000 for 1994 and $22,802,000 for 1993.

Store closing costs include provisions for estimated future net lease obligations, nonrecoverable investments in fixed assets, and other expenses directly related to discontinuance of operations and in 1993 included estimated operating losses through expected closing dates. Provisions for store closings are charged to operations in the period when the decision is made to close a retail unit.

Property, plant and equipment, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives using the straight-line method. Estimated useful lives, including capital leases, are buildings, 10-40 years or, if shorter, the terms of the lease; equipment, 3-20 years. Leasehold improvements are depreciated over the terms of the respective leases or, if shorter, the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in the statements of income.

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

Leases that meet the accounting criteria for capital leases are recorded as property, plant and equipment, and the related capital lease obligations (the aggregate present value of minimum future lease payments, excluding executory costs such as taxes, maintenance and insurance) are included in long-term debt. Depreciation and interest are charged to expense, and rent payments are treated as payments of long-term debt, accrued interest and executory costs. All other leases are accounted for as operating leases, and rent payments are charged to expense as incurred.

Deferred income tax assets and liabilities are determined based on the difference between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Primary earnings per share is based on the weighted average number of common shares outstanding, which includes 1,108,751 shares representing the 5% stock dividend described below.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense on the 8% Convertible Subordinated Notes is added back to net earnings. Fully diluted earnings per share impacted the first quarters of 1995 and 1994, the fourth quarter of 1994 and the first quarter of 1993.

Subsequent to fiscal 1995 a 5% stock dividend was declared on February 28, 1996 by the Board of Directors for shareholders of record on March 15, 1996. The stock dividend is payable on April 5, 1996 and all stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.


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

         As of January 28, 1996 the Company had terminated leases and entered into sublease arrangements for all but five stores. The annual sublease income generated approximates the Company's annual costs. The Company retains its primary obligation under the prime lease should a sublease tenant default on its sublease obligation.

         At January 28, 1996 the remaining reserve of $4,347,000 primarily represents lease termination costs for the remaining five store locations and estimated losses associated with the sale and or sublease of real estate.

         During 1995 the Company utilized net cash of $3,621,000 to pay lease termination costs for leases terminated at the end of fiscal 1994 and in 1995 and to pay brokers fees and legal costs.

NOTE 3:  EQUITY INTEREST IN SUNBELT NURSERY GROUP, INC.

In April 1993 the Company acquired a 49.5% interest in Sunbelt Nursery Group, Inc. ("Sunbelt") by exchanging 1,940,000 shares of its common stock for 4,200,000 shares of common stock of Sunbelt held by Pier 1 Imports, Inc. The Sunbelt investment was recorded on the General Host consolidated balance sheet at the time of acquisition based upon fair value. The 4,200,000 shares of Sunbelt were subsequently pledged as security for payment of a $12,000,000 revolving credit facility between Sunbelt and Pier 1, Imports, Inc. which was scheduled to mature in April 1994.
The Company received no assurances that the maturity of this facility would be extended or that Sunbelt had the ability to repay this facility [which resulted in a going concern qualification in the audit opinion to Sunbelt's financial statements for the year ended January 31, 1994]. As a result there existed the possibility that Pier 1 Imports, Inc. would foreclose on the Sunbelt shares that were pledged as security. Consequently, the Company decided to reduce to zero the carrying value of its investment in Sunbelt as of fiscal year end 1993. This resulted in a charge of $15,746,000 which, when combined with the net equity losses recognized through the 1993 third quarter of $1,957,000, amounted to $17,703,000 for fiscal 1993. In October 1994 the Company sold its interest in Sunbelt for cash, which resulted in a net gain of $3,612,000.

NOTE 4: DISCONTINUED OPERATIONS

In prior years' the Company has sold businesses that have been treated as discontinued operations for financial statement presentation.

The assets and liabilities for discontinued operations sold in prior years' were as follows:


- ------------------------------------------------------------
(In thousands)                           1995         1994
- ------------------------------------------------------------
Prepaid pension asset (Note 12)      $    501     $    372
                                     ========     ========

Accrued expenses                     $  1,721     $    599
Other liabilities                       1,401        1,427
                                     --------     --------
                                     $  3,122     $  2,026
                                     ========     ========

         In 1995 the Company charged to discontinued operations a loss of $3,000,000, or $.13 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit (Note 15). In 1993 the Company charged to discontinued operations a loss of $840,000, or $.03 per share, for lease obligations that extend to the year 2001 for businesses sold in prior years (Note 15).



NOTE 5: OTHER INCOME

- ------------------------------------------------------------
(In thousands)                   1995       1994       1993
- ------------------------------------------------------------
Interest on cash
  equivalents and
  marketable securities      $  2,363   $  1,365   $  1,046
Miscellaneous                     931        642        292
                             --------   --------   --------
                             $  3,294   $  2,007   $  1,338
                             ========   ========   ========

NOTE 6: INCOME TAXES


The components of the income tax provisions are as follows:

- -----------------------------------------------------------------------
(In thousands)                               1995       1994       1993
- -----------------------------------------------------------------------
CONTINUING OPERATIONS:
  Current federal income taxes           $    (25)  $   (900)  $ (1,730)
  Current state and other income taxes       (600)                1,324
  Deferred federal income taxes                                 (13,859)
  Deferred state and other income taxes                          (2,124)
                                         --------   --------   --------
Total income tax benefit                 $   (625)  $   (900)  $(16,389)
                                         ========   ========   ========


         Differences between income taxes of continuing operations and income taxes based on statutory federal income tax rates applied to income before taxes are as follows:

- ------------------------------------------------------------------------
(In thousands)                             1995       1994        1993
- ------------------------------------------------------------------------
Federal income taxes based on
  statutory rates                      $ (2,708)  $  2,613    $(18,867)
Increases (decreases) in rates
  resulting from:
    Limitation (utilization)
      of tax loss carryforwards           2,145     (2,207)      2,262
    Elimination of reserves no
      longer required                      (600)    (1,000)       (528)
    Effect of graduated rates                                      539
    Amortization of intangibles
      and other acquisition costs           136        136         136
    Other                                   402       (442)         69
                                       --------   --------    --------
                                       $   (625)  $   (900)   $(16,389)
                                       ========   ========    ========

         The tax effects of the principal temporary deferred tax assets and liabilities are as follows:

- ----------------------------------------------------------------------
(In thousands)                                    1995           1994
- ----------------------------------------------------------------------
LIABILITIES:
Property, plant & equipment                  $ (16,168)     $ (17,004)
                                             ---------      ---------
Gross deferred tax liabilities                 (16,168)       (17,004)
                                             ---------      ---------

ASSETS:
Inventory                                        1,043          1,134
Accrued expenses                                 3,091          2,962
Other                                              244            717
Loss on equity investment in an
  unconsolidated affiliate                         721            728
Store closing reserve                            1,545          3,148
NOL carryforward                                18,029         14,675
                                             ---------      ---------
Gross deferred tax assets                       24,673         23,364
                                             ---------      ---------

Net deferred tax asset                           8,505          6,360
Valuation allowance                             (8,505)        (6,360)
                                             ---------      ---------

                                             $     --       $     --
                                             =========      =========


         In 1995, the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the current year loss not being benefitted. A valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results prior to 1995, a valuation allowance for the deferred tax asset balance remained at January 28, 1996.

         At January 28, 1996 the federal tax NOL carryforwards approximated $53,000,000. As a result of the valuation allowance, approximately $20,700,000 of these carryforwards have not been benefitted and utilization will be recognized against future income. The net operating loss will expire as follows: in January 2008 -- $5,000,000, January 2009 -- $39,000,000, January
2010 -- $3,000,000 and January 2011 -- $6,000,000.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

- ------------------------------------------------------------------
(In thousands)                             1995       1994
- ------------------------------------------------------------------
Land                                   $ 45,928   $ 46,623
Buildings:
  Owned                                 168,964    168,248
  Capital leases (Note 11)               17,445     18,050
Equipment                               106,610    111,792
Leasehold improvements                   48,107     47,291
Construction in progress                  5,579      3,928
                                       --------   --------
                                        392,633    395,932

Less accumulated depreciation,
  including capital lease amounts
  of $10,046 and $9,780                 154,830    142,621
                                       --------   --------
                                       $237,803   $253,311
                                       ========   ========




NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable include amounts payable to brokers for purchases of cash equivalents of $19,997,000 in 1995 and $14,998,000 in 1994.

         Accrued expenses are as follows:

- -----------------------------------------------------------------
(In thousands)                            1995       1994
- -----------------------------------------------------------------
Income taxes                           $   301    $ 1,007
Taxes, other than income taxes           6,580      6,595
Payroll                                  2,338      4,063
Insurance                                3,669      3,943
Interest                                 6,637      8,013
Litigation                               1,336
Other                                   12,151     17,002
                                       -------    -------
                                       $33,012    $40,623
                                       =======    =======

NOTE 9: LONG-TERM DEBT

- -----------------------------------------------------------------
(In thousands)                             1995       1994
- -----------------------------------------------------------------
SENIOR DEBT:
  11 1/2% Senior Notes due
    February 15, 2002                  $ 78,000   $ 78,000
  Adjustable Rate First Mortgage
    Notes due March 29, 1996                        76,000
  Mortgage notes due on varying
    dates from February 1, 2001
    to February 1, 2006                  34,804
  Capital leases (Note 11)               13,384     14,172
  Other                                     684        833
                                       --------   --------
                                        126,872    169,005
  Less current portion                    1,974      5,694
                                       --------   --------
                                        124,898    163,311
                                       --------   --------

SUBORDINATED DEBT:
  8% Convertible Subordinated Notes
     due February 15, 2002               65,000     65,000
                                       --------   --------
Total long-term debt                   $189,898   $228,311
                                       ========   ========


The Senior Notes, issued at par, bear interest at 11 1/2%. The Convertible Subordinated Notes, issued at par, bear interest at 8% and are convertible into common stock of the Company at a conversion price of $8.96 per share, subject to adjustments in certain events.

         The Company repaid the remaining balance of the Adjustable Rate First Mortgage Notes due March 29, 1996 during the last half of 1995. As part of the plan to repay the mortgage notes, the Company entered into new mortgage financings totalling $34,984,000 during the third and fourth quarters of 1995. Interest rates on the new mortgage notes vary from 7.8% to 8.7%, and the notes mature with balloon payments on varying dates from February 1, 2001 to February 1, 2006. The new mortgage notes are secured by 37 nursery and crafts retail stores having a net book value of $47,260,000 at January 28, 1996.

         The Company has a $25,000,000 unsecured credit agreement with a bank. The credit agreement is committed through May 31, 1996. There is a commitment fee of 1/2 of 1% on the unused portion. At the Company's option, interest under the agreement may be based on the London Interbank Offering Rate (LIBOR) or on the bank's prime rate. On November 6, 1995 the Company borrowed $10,000,000 under the agreement, which was repaid on December 6, 1995. As of February 28, 1996, $25,000,000 was outstanding under the agreement.

         The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. In addition, the Company is required to maintain a minimum credit facility of $15,000,000 at all times prior to May 31, 1997 under $4,950,000 of the new mortgage financings. The Company was in compliance with all of the bank agreement covenants and other restrictions under all other debt agreements at January 28, 1996.

         Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $10,799,000 at January 28, 1996.

         Aggregate maturities of long-term debt for the five years subsequent to 1995, excluding capital lease obligations (Note 11), are $1,054,000 in 1996, $1,171,000 in 1997, $1,306,000 in 1998, $1,327,000 in 1999 and $1,304,000 in
2000.



NOTE 10: SHAREHOLDERS' EQUITY

The Company's 1986 stock incentive plan, as amended in 1992, provides for the granting of options to purchase up to 2,500,000 shares of common stock and expires by its terms on March 19, 1996. Options are granted to key employees and expire no later than ten years after grant. Effective April 7, 1995 the exercise prices of all outstanding options under the plan were adjusted to reflect the 5% stock dividends paid on April 7, 1995 and April 8, 1994. The 1996 stock incentive plan is subject to shareholder approval at the annual meeting of shareholders in May 1996. In April 1994 the Company issued restricted stock grants under the plan to employees of the Company. The market value of the shares granted amounted to $341,500 for fiscal 1994 and was charged to selling expense. Restrictions on the grants expired on January 28, 1996 and in February 1996, 59,301 shares were issued. The directors' stock option plan provides for the issuance of options to members of the Board of Directors who are not employees of the Company; options expire no later than five years after grant. In October 1994 the Company granted each outside director options to purchase a total of 25,000 shares of common stock under a newly created plan that was approved by the shareholders in May 1995 and therefore have been included in the following option information for fiscal 1994. Effective April 7, 1995 all outstanding options under the plan were adjusted to reflect the 5% stock dividend paid on April 7, 1995 and the resulting additional options of 11,250 were included in options granted for fiscal 1995. Under both plans, options are granted at prices not less than fair market value on the date of grant.

         Changes in stock options during the three years ended January 28, 1996 are as follows:

                                          Shares    Option Prices
                                       ---------    -------------
OUTSTANDING AT JANUARY 31, 1993          803,250    $ 5.50-14.38

Options granted                          166,150      8.38-10.06
Options cancelled                        (26,000)     8.50-10.06
                                       ---------    ------------

OUTSTANDING AT JANUARY 30, 1994          943,400      5.50-14.38

Options granted                          356,000      4.44- 5.75
Options cancelled                        (64,000)     5.50-14.38
                                       ---------    ------------

OUTSTANDING AT JANUARY 29, 1995        1,235,400      4.44-14.38

Options granted                          633,038      3.75- 7.25
Options exercised                        (15,000)     4.96- 5.46
Options cancelled                       (678,750)     4.44-12.97
                                       ---------     -----------

OUTSTANDING AT JANUARY 28, 1996        1,174,688    $ 3.75-12.97
                                       =========    ============


         At January 28, 1996 outstanding options for 786,988 shares are exercisable and 1,440,099 shares are available for granting additional options. During 1995 the Company cancelled 540,000 options (300,000 at $7.73 and 240,000 at $7.45). These options were reissued at $3.75.

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

         At January 28, 1996 lease obligations under capital leases, included in long-term debt (Note 9), and operating leases with lease terms longer than one year, are as follows:

- ----------------------------------------------------------------
                                           Capital    Operating
(In thousands)                              Leases       Leases
- ----------------------------------------------------------------
     Payable in    1996                   $  2,369     $ 14,401
                   1997                      2,499       13,698
                   1998                      2,422       12,742
                   1999                      2,363       11,960
                   2000                      2,322       11,395
     Payable after 2000                     12,633       83,569
                                          --------     --------

     Total minimum lease obligations        24,608     $147,765
                                                       ========

     Executory costs                           (43)
     Amount representing future interest   (11,180)
                                          --------

     Present value of net minimum lease
      obligations                         $ 13,385
                                          ========

     Future sublease rental income                     $  4,995
                                                       ========


         Rent expense was $22,473,000 in 1995, $21,045,000 in 1994 and
$24,602,000 in 1993. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $815,000 in 1995, $760,000 in 1994 and $804,000 in 1993 and is reduced by sublease rental income of $832,000 in 1995, $873,000 in 1994 and $824,000 in 1993.


NOTE 12: PENSION PLAN

Retirement benefits for both salaried and hourly employees are provided through a noncontributory, defined contribution plan. Contributions are determined by the Board of Directors based upon assessment of the Company's fiscal year's profitability as related to pre-established financial objectives. There were no contributions made to the plan for 1995 and 1993. The 1994 contribution approved by the Board of Directors was $500,000. The plan also includes a 401(k)component, permitting employees to invest from 1% to 10% of their salary in the employee's choice of an equity fund, a balanced fund or a fixed income fund. The Company does not match employee contributions.

         The Company also sponsors a noncontributory, defined benefit pension plan, which covers former hourly employees of several discontinued operations and provides pension benefits of stated amounts multiplied by years of service. The Company contributes to this plan based on funding requirements determined by consulting actuaries using the accrued benefit (unit credit) method.

         Net periodic pension cost consisted of the following:

- ------------------------------------------------------------------------
(In thousands)                             1995       1994       1993
- ------------------------------------------------------------------------
Interest cost on projected benefit
  obligations                          $  2,139   $  2,065   $  2,289
Actual return on plan assets             (2,269)    (2,684)    (3,342)
Net amortization and deferrals                                    610
                                       --------   --------   --------
Net periodic pension income            $   (130)  $   (619)  $   (443)
                                       ========   ========   ========


         The following table summarizes the plan's funding status and the asset recognized in the consolidated balance sheets as of January 28, 1996 and January 29, 1995:

- ------------------------------------------------------------
(In thousands)                             1995       1994
- ------------------------------------------------------------
Actuarial present value of
  pension benefit obligations,
  all of which are vested              $(27,439)  $(26,892)

Plan assets at fair value                29,332     26,906

Unrecognized (gain) loss                 (1,392)       358
                                       --------   --------

Pension asset in the
  consolidated balance sheets          $    501   $    372
                                       ========   ========


         The above amounts were determined as of December 31 each year. The assumed discount rate for projected benefit obligations was 7.25% for 1995 and 8.5% for 1994. The expected long-term return on plan assets was 9% for 1995 and 1994.

         The assets of the plan consist primarily of U.S. government securities and listed stocks and bonds, including common stock of the Company with a quoted market value of $1,550,000 at December 31, 1995 and $1,707,000 at December 31, 1994.

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

         The accrued postretirement liability recognized in the consolidated balance sheets was $1,577,000 at January 28, 1996 and $1,598,000 at January 29, 1995. The net periodic postretirement benefit cost was $105,000 for 1995 and $119,000 for 1994. The amounts were determined as of December 31 each year. The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for 1995 and 8.5% for 1994. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.9% in 1995 grading down uniformly to 5.25% in 2005. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation would be increased by 7.2% for 1995. The effect of this change on the interest cost component of net periodic postretirement benefit cost for 1995 would be an increase of 6.6%.



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


         The estimated fair values of the Company's financial instruments at January 28, 1996 and January 29, 1995 are as follows:

- ----------------------------------------------------------------------------
(In thousands)                          1995                    1994
- ----------------------------------------------------------------------------
                               CARRYING        FAIR     Carrying     Fair
                                AMOUNT        VALUE      Amount      Value
- ----------------------------------------------------------------------------
Cash and cash equivalents     $  29,901     $  29,901  $  83,362   $ 83,362
Other investments                 1,088         1,088      3,344      3,344
Long-term debt                  191,872       179,083    234,005    216,065



NOTE 15: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.

         In 1995 the Company charged to discontinued operations a loss of $3,000,000, or $.13 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit. The Company has appealed. The lawsuit involves claims by farmers in Rice County, Kansas who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000.

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



NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Income tax payments were $449,000 in 1995, $414,000 in 1994 and $922,000 in
1993.  Interest payments were $23,286,000 in 1995, $21,431,000 in 1994, and
$20,912,000 in 1993. Noncash investing and financing activities for 1994 included the purchase of land for $891,000 in exchange for a mortgage payable and the issuance of 68,300 shares of common stock representing restricted stock grants. In 1993 noncash investing and financing activities included the issuance of 1,940,000 shares of common stock at the then market value of $17,703,000 in exchange for an equity investment in an unconsolidated affiliate.

Net cash used for discontinued operations:

Net cash used for discontinued operations for fiscal 1995, 1994 and 1993 is primarily for payments related to businesses sold in prior years, which were treated as discontinued operations.

QUARTERLY INFORMATION
- --------------------------------------------------------------------------------------------------------
                                                    Fourth          Third         Second          First
                                                   Quarter        Quarter        Quarter        Quarter
                                                  (12 wks)       (12 wks)       (12 wks)       (16 wks)
- --------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

1995  1,6
Sales                                             $168,555       $ 95,976       $126,741       $201,998
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $121,919       $ 75,695       $ 95,450       $138,417
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $   (478)      $(12,782)      $ (3,555)      $ 11,851
                                                  ========       ========       ========       ========

Loss from discontinued operations                 $   (207)      $ (2,793)      $              $
                                                  ========       ========       ========       ========

Net income (loss)                                 $   (766)      $(14,692)      $ (2,915)2     $ 11,034
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
  Income (loss) from continuing operations        $   (.02)      $   (.51)      $   (.13)      $    .47
  Loss from discontinued operations                   (.01)          (.12)
                                                  --------       --------       --------       --------
  Net income (loss)                               $   (.03)      $   (.63)      $   (.13)      $    .47
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
  Income (loss) from continuing operations        $   (.02)      $   (.51)      $   (.13)      $    .41
  Loss from discontinued operations                   (.01)          (.12)
                                                  --------       --------       --------       --------
  Net income (loss)                               $   (.03)      $   (.63)      $   (.13)      $    .41
                                                  ========       ========       ========       ========


1994  3,6

Sales                                             $169,870       $ 98,022       $114,905       $185,190
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $115,448       $ 76,217       $ 84,595       $126,579
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $  9,674       $(12,528)      $ (3,857)      $ 10,784
                                                  ========       ========       ========       ========

Net income (loss)                                 $  9,574       $ (7,047)4,5   $ (3,373)      $  9,431
                                                  ========       ========       ========       ========

Primary earnings (loss) per share  7:
   Net income (loss)                              $    .41       $   (.30)      $   (.14)      $    .41
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share  7:
   Net income (loss)                              $    .35       $   (.30)      $   (.14)      $    .36
                                                  ========       ========       ========       ========



  1 Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $817, or $.04 per share, the second quarter net loss would have increased by $40, with no per share effect, the third quarter net loss would have increased by $1,090, or $.05 per share, and the fourth quarter net loss would have decreased by $313, or $.01 per share.

  2      Includes $600 of income tax reserves no longer required.

  3 Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $1,353, or $.06 per share, the second quarter net loss would have increased by $484, or $.02 per share, and the third quarter net loss would have increased by $869, or $.04 per share.

  4 Includes a net gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

  5      Includes $1,000 of income tax reserves no longer required.

  6 Share and per share data have been restated to reflect the 5% stock dividend declared on February 28, 1996.

  7 Due to changes in the number of shares outstanding during the year, quarterly earnings per share do not necessarily add to the totals for the year.

FIVE YEAR FINANCIAL DATA
- ----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                         1995           1994           1993           1992           1991
                                                             --------       --------       --------       --------       --------
Sales of continuing operations                               $593,270       $567,987       $568,602       $557,818       $520,072
Income (loss) from continuing operations before
  income taxes                                               $ (4,964)      $  4,073       $(53,906)      $  1,005       $ 14,601 8
Income (loss) from continuing operations                     $ (4,339) 1    $  8,585 2,3   $(55,220)4     $  2,853 6     $  8,703
Net income (loss)                                            $ (7,339)      $  8,585       $(56,060)      $  5,322 7     $ 13,783 9
Income (loss) per share from continuing operations 10        $   (.19) 1    $    .37 2,3   $  (2.42)4     $    .13 6     $    .41 8
Net income (loss) per share 10                               $   (.32)      $    .37       $  (2.45)      $    .25 7     $    .65 9
Cash dividends per share                                     $    .00  12   $    .00 12    $    .38       $    .36       $    .34
Average shares outstanding 10                                  23,249         23,244         22,860         21,152         21,184
Working capital                                              $ 45,194       $ 73,499       $ 50,525       $130,542       $ 62,278
Ratio of current assets to current liabilities                  1.5-1          1.7-1          1.4-1          2.4-1          1.6-1
Total year-end assets                                        $395,785       $464,858       $478,205       $531,019       $435,304
Long-term debt, including current portion                    $191,872       $234,005       $256,875       $262,014       $166,043
Shareholders' equity                                         $110,228       $117,650       $108,714       $154,358       $155,389
Long-term debt as a percentage of total capitalization            64%            67%            70%            63%            52%
Ratio of earnings to fixed charges                                .85           1.27           (.71)5         1.00           1.59
Number of common shares outstanding 10                         23,247         23,250         23,180         21,240         21,139
Book value per share 10,11                                   $   4.83       $   5.14       $   4.77       $   7.37       $   7.42
Price range per share as traded on the
 New York Stock Exchange                                   $7 5/8-3 5/8  $6 7/8-3 3/4  $10 5/8-5 7/8  $10 1/2-7 3/4  $9 3/4-5 7/8
- ------------------------------------------------------------------------------------------------------------------------------------

  1      Includes $600 of income tax reserves no longer required.

  2 Includes a net gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

  3      Includes $1,000 of income tax reserves no longer required.

  4 Includes $22,876 ($15,098 net of taxes) representing a reserve for store closings and other costs and $17,703 representing the net equity loss and write-down of the Sunbelt investment.

  5 Pre-tax earnings from continuing operations were inadequate to cover fixed charges to the extent of $54,266.

  6      Includes $1,914 of income tax reserves no longer required.

  7 Includes $2,850 representing the cumulative effect of the Company's adoption of SFAS No. 109, "Accounting for Income Taxes".

  8 Includes gain from the sale of Calloway's Nursery, Inc. of approximately $13,503 ($7,775 net of taxes).

  9 Includes $5,940 of income tax reserves no longer required that were related to discontinued operations.

 10 Share and per share data have been restated to reflect the 5% stock dividend described in Note 1 of the Notes to Consolidated Financial Statements.

 11      Includes notes receivable from exercise of stock options.

 12      In lieu of a cash dividend, a 5% stock dividend was distributed.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 28, 1996
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Deducted from accounts receivable:
  Allowance for doubtful accounts          $    200                                    $  200

Non-current assets:
  Accumulated amortization of
    intangible assets                         8,818        $   965                                 $ 9,783

  Accumulated amortization of
    deferred mortgage costs                   3,938          1,138                                   5,076

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations              1,427            132                        158 (1)    1,401

  Other liabilities                           6,048          1,100                                   7,148




 (1)     Represents payments of liabilities.

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




 (1)     Primarily represents reclassification to current assets.

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

 (2)     Primarily related to the provision for store closings.

                                  INDEX OF EXHIBITS FILED HEREWITH


         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         3.01    (f)      Certificate of Amendment of the Restated Certificate, filed April 14, 1988.

         4.02    (a)      Promissory Note in the original principal amount of $690,000 dated August 31, 1995 from Frank's
                          Nursery & Crafts, Inc. ("Frank's") to MetLife Capital Financial Corporation ("MetLife").

                 (b)      Commercial Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing dated as of
                          August 31, 1995 by and between Frank's and MetLife.

                 (c)      Security Agreement dated as of August 31, 1995 by and between Frank's and MetLife.

                 (d)      Assignment of Rents and Leases dated as of August 31, 1995 by and between Frank's and MetLife.

                 (e)      Guaranty dated as of August 31, 1995 by the Company in favor of MetLife.

         4.03    (a)      Mortgage Note in the original principal amount of $4,950,000 dated January 25, 1996 from Frank's to
                          People's Bank ("People's").

                 (b)      Mortgage Deed and Security Agreement dated as of January 25, 1996 by and between Frank's and People's.

                 (c)      Assignment of Rents and Leases dated as of January 25, 1996 by and between Frank's and People's.

                 (d)      Guaranty and Indemnity Agreement dated as of January 25, 1996 by the Company in favor of People's.

                 (e)      Escrow Agreement dated as of January 25, 1996 by and among Frank's, People's and Commonwealth Land
                          Title Insurance Company.


         Exhibit No.                               Description of Exhibit
         -----------                               ----------------------
         4.04    (a)      Promissory Note in the original principal amount of $682,878 dated March 14, 1996 from Frank's
                          Nursery & Crafts, Inc. ("Frank's") to Midland Loan Services, L.P. ("Midland").

                 (b)      Mortgage, Security Agreement and Assignment of Leases and Rents dated as of March 14, 1996 by and between Frank's and Midland.

                 (c)      Assignment of Rents and Leases dated as of March 14, 1996 by and between Frank's and Midland.

                 (d)      Guaranty dated as of March 14, 1996 by the Company in favor of Midland.

                 (e)      Escrow Agreement dated as of March 14, 1996 by and between Frank's and Midland in its capacities as lender and escrow agent.

        10.03    (a)      Frank's 1996 Executive Compensation Program.

                 (b)      The Company's 1996 Executive Compensation Program.

        10.05    (a)      1994 Non-Employee Directors Stock Option Plan adopted
                          October 12, 1994.

        11.01             Statement re: computation of per share earnings.

        12.01             Statement re: computation of ratios.

        21.01             Subsidiaries of the Registrant.

        23.01             Consent of Price Waterhouse LLP.

        24.01             Powers of Attorney

                 (a)      C. Whitcomb Alden, Jr.            Director

                 (b)      Christopher A. Forster            Director

                 (c)      S. Joseph Fortunato               Director

                 (d)      Philip B. Harley                  Director

                 (e)      Richard W. Haskel                 Director

                 (f)      Edward H. Hoornstra               Director

                 (g)      Charles B. Johnson                Director

                 (h)      Kelly Ashton Sant Albano          Director


        27.01             Financial Data Schedule.
