Form 10-Q
period 1996-05-19
GENERAL HOST CORP
filed 1996-07-03
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

(MARK ONE)                         FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended        May 19, 1996
                                           ------  ----

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                      ------------    ------------
                     Commission file number     1-1066
                                            -------------
                           GENERAL HOST CORPORATION
                     ------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


      NEW YORK STATE                                           13-0762080
- --------------------------                                ---------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)


        One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
- --------------------------------------------------------------------------------
        (Address of Principal Executive Offices)           (Zip Code)


                Registrant's Telephone Number:  (203) 357-9900
- -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X            No
                                               --------           --------
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes             No
    -------        -------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 23,249,345 shares outstanding as of July 3, 1996.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)



                                                    Sixteen Weeks Ended
                                                  -----------------------
                                                    MAY 19,      May 21,
                                                      1996        1995
                                                  -----------  ----------
REVENUES:
  Sales                                             $ 172,708    $ 201,998
  Other income                                              3          604
                                                    ---------    ---------
                                                      172,711      202,602
                                                    ---------    ---------

COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy       119,769      137,670
  Selling, general and administrative                  43,475       45,835
  Interest and debt expense                             6,463        7,246
                                                    ---------    ---------
                                                      169,707      190,751
                                                    ---------    ---------

INCOME BEFORE INCOME TAXES                              3,004       11,851
INCOME TAXES                                              210          817
                                                    ---------    ---------
NET INCOME                                          $   2,794    $  11,034
                                                    =========    =========

NET EARNINGS PER SHARE:

  Primary                                           $     .12    $     .47
                                                    =========    =========
  Fully diluted                                     $     .12    $     .41
                                                    =========    =========

AVERAGE SHARES OUTSTANDING:
  Primary                                              23,249       23,250
                                                    =========    =========
  Fully diluted                                        23,249       30,504
                                                    =========    =========



See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(Dollars in thousands)

                                        MAY 19,     May 21,    January 28,
                                          1996        1995         1996
                                       ---------   ---------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  83,806   $ 125,979    $  29,901
  Accounts and notes receivable             4,206       3,219        3,823
  Merchandise inventory                   121,926     118,054       88,162
  Prepaid expenses and other
    current assets                          9,033       9,057        9,417
                                        ---------   ---------    ---------
        Total current assets              218,971     256,309      131,303
                                        ---------   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $160,454, $148,747 AND $154,830    231,482     247,765      237,803
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $10,061,
    $9,105 AND $9,783                      15,858      16,814       16,136
OTHER ASSETS AND DEFERRED CHARGES          10,637      11,457       10,543
                                        ---------   ---------    ---------
                                        $ 476,948   $ 532,345    $ 395,785
                                        =========   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                      $ 120,952   $ 121,895    $  47,776
  Accrued expenses                         34,101      35,768       33,012
  Provision for store closings and
    other costs                             2,539       4,791        3,347
  Current portion of long-term debt         2,115      74,576        1,974
                                        ---------   ---------    ---------
        Total current liabilities         159,707     237,030       86,109
                                        ---------   ---------    ---------
LONG-TERM DEBT:
  Senior debt                             129,337      91,742      124,898
  Subordinated debt, less original
    issue discount                         65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              194,337     156,742      189,898
                                        ---------   ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS      9,882       9,803        9,550
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           81,186      81,297       81,186
  Retained earnings                        82,700     108,826       79,924
                                        ---------   ---------    ---------
                                          195,638     221,875      192,862

  Cost of 8,503,105, 9,615,548
    and 8,505,096 shares of
      common stock in treasury            (80,600)    (91,144)     (80,618)
  Notes receivable from exercise of
    stock options                          (2,016)     (1,961)      (2,016)
                                        ---------   ---------    ---------
        Total shareholders' equity        113,022     128,770      110,228
                                        ---------   ---------    ---------
                                        $ 476,948   $ 532,345    $ 395,785
                                        =========   =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                    Sixteen Weeks Ended
                                                  -----------------------
                                                    MAY 19,      May 21,
                                                      1996        1995
                                                  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   2,794    $  11,034
  Noncash adjustments:
    Depreciation and amortization                       6,815        6,931
    Other                                                  75
                                                    ---------    ---------
                                                        9,684       17,965

  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and
      notes receivable                                    (63)         570
    Increase in inventory                             (33,764)     (30,816)
    (Increase) decrease in prepaid expenses               384         (468)
    Increase in accounts payable                       73,176       65,169
    Increase (decrease) in accrued expenses             1,235       (4,741)
    Decrease in provision for store closings and
      other costs                                        (753)      (1,588)
                                                    ---------    ---------
  Net cash provided by continuing operations           49,899       46,091
  Net cash used for discontinued operations              (148)        (126)
                                                    ---------    ---------
                                                       49,751       45,965
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment             (553)        (664)
  Other                                                   548            3
                                                    ---------    ---------
  Net cash used for investing activities                   (5)        (661)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                            5,137
  Debt issue costs                                       (421)
  Payment of long-term debt and capital lease
    obligations                                          (557)      (2,687)
                                                    ---------    ---------
  Net cash provided by (used for)
    financing activities                                4,159       (2,687)
                                                    ---------    ---------
Increase in cash and cash equivalents                  53,905       42,617
Cash and cash equivalents at beginning of year         29,901       83,362
                                                    ---------    ---------
Cash and cash equivalents at end of quarter         $  83,806    $ 125,979
                                                    =========    =========




See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

On February 28, 1996 the Company declared a 5% stock dividend for shareholders of record on March 15, 1996. The stock dividend representing 1,109,008 shares was paid on April 5, 1996. Share and per share data for 1995 have been restated to reflect the 5% stock dividend.

NOTE 2

The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1996 and 1995 is due to the utilization of previously unrecognized tax benefits.

NOTE 3

Primary earnings per share is based upon the weighted average number of shares of common stock outstanding.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense, net of taxes, on the 8% Convertible Subordinated Notes is added back to net earnings.

NOTE 4

Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

Interest payments amounted to $8,805,000 for the sixteen weeks ended May 19, 1996 and $10,451,000 for the sixteen weeks ended May 21, 1995. Tax payments amounted to $5,000 for the sixteen weeks ended May 19, 1996 and $190,000 for the sixteen weeks ended May 21, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of May 19, 1996 and May 21, 1995, and the related consolidated statements of income and of cash flows for the sixteen-week periods ended May 19, 1996 and May 21, 1995. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 28, 1996, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 28, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
Detroit, Michigan
June 13, 1996

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 14.5% to $172,708,000 for the sixteen weeks ended May 19, 1996 compared with $201,998,000 in the 1995 first quarter which ended May 21, 1995. Same-store sales (stores open for a full year in both years) decreased 14.3% for the 1996 first quarter as a result of unseasonably cold and wet weather experienced in most of our 16- state operating area throughout the entire quarter.



Earnings

  Net income was $2,794,000 in the 1996 quarter compared to $11,034,000 in the 1995 quarter.

  Cost of sales, including buying and occupancy, decreased $17,901,000 to $119,769,000 in 1996 compared to $137,670,000 in 1995. As a percentage of sales, cost of sales increased 1.1 percentage points. The increase resulted from buying and occupancy costs, which as a percentage of sales increased 1.5%. This increase was offset, in part, by improved merchandise margins of .4 of a percentage point that reflected a less promotional strategy and tighter inventory management.

  Selling, general and administrative expenses decreased $2,360,000 to $43,475,000 in 1996 compared to $45,835,000 in 1995 as the Company renewed its intensity for expense control. As a percentage of sales, selling, general and administrative expenses increased 2.5 percentage points to 25.2% of sales compared to 22.7% in the 1995 quarter.

  Other income, primarily interest income, decreased $601,000 to $3,000 in the 1996 quarter compared to $604,000 in the 1995 quarter due primarily to the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store that was closed in the 1996 quarter.

  Interest and debt expense decreased by $783,000 to $6,463,000 in the 1996 quarter compared to $7,246,000 in the 1995 quarter due to the Company's repayment of the Adjustable Rate First Mortgage Notes at the end of fiscal 1996, the balance of which was $73,625,000 at the end of the 1995 first quarter. The Company replaced this financing, in part, with new mortgage financings which totaled $39,709,000 at the end of the 1996 first quarter.

  The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1996 and 1995 is due to the utilization of previously unrecognized tax benefits.

  With regard to current accounting pronouncements, the Company has determined that Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," will not be material to the results of operations or the consolidated financial position of the Company. The implementation of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" sets forth standards for accounting for stock-based compensation under which the Company intends to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional disclosure in the notes to the financial statements.


Liquidity and Capital Resources

  Net cash provided by continuing operations increased $3,808,000 to $49,899,000 in the 1996 quarter. Inventory increased $33,764,000 in 1996 compared to an increase of $30,816,000 in 1995 while accounts payable increased $73,176,000 in 1996 compared to an increase of $65,169,000 in 1995. The accounts payable increase for the 1996 and 1995 quarters, described above, included amounts payable to brokers at May 19, 1996 of $24,996,000 compared to $19,997,000 at the end of fiscal 1995 and $14,997,000 at May 21, 1995 compared to $14,998,000 at the end of fiscal 1994. At May 19, 1996 the remaining store closing reserve of $3,539,000 primarily represented lease termination costs for the remaining four store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $753,000 in the 1996 quarter to pay lease termination costs for one lease terminated in the 1996 first quarter and to pay brokers fees and legal costs.

  Net cash used for discontinued operations in the first quarter of 1996 and 1995 related to payments for operations disposed of in prior years.

  Net cash used for investing activities was $5,000 which included $548,000 for the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store that was closed in the 1996 quarter. Net cash used for investing activities was $661,000 in the 1995 quarter.

  Net cash provided by financing activities was $4,159,000 in the 1996 quarter compared to net cash used for financing activities of $2,687,000 in the 1995 quarter. The Company entered into additional new mortgage financings in the 1996 quarter of $5,137,000. Interest rates on the new mortgage notes vary from 9.28% to 9.625% and the notes mature with balloon payments on varying dates from March 1, 2006 to April 1, 2006. The 1995 quarter included payments of $2,375,000 for the Adjustable First Rate Mortgage notes which were repaid as of the end of fiscal 1996.

  On February 28, 1996 the Company declared a 5% stock dividend for shareholders of record on March 15, 1996. The stock dividend representing 1,109,008 shares was paid on April 5, 1996. Share and per share data for 1995 have been restated to reflect the 5% stock dividend.

  Working capital at May 19, 1996 was $59,264,000 or $14,070,000 higher than the $45,194,000 working capital level at January 28, 1996. The quarter-end included $83,806,000 of cash and cash equivalents, of which $24,996,000 represented amounts payable to brokers.

  The Company has a $25,000,000 unsecured credit agreement ("the agreement") with a bank which expires July 15, 1996. The Company is presently negotiating an extension to the agreement. If the Company is unable to extend the agreement or secure a replacement facility, the Company believes its cash flow from operations will be sufficient to meet its working capital requirements. The Company, if necessary, could raise capital through additional mortgage financings, expense reductions, or new debt offerings.

  During the 1996 first quarter, the Company borrowed $25,000,000 under the agreement and fully repaid the loan as of May 13, 1996. The bank agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. At May 19, 1996 the Company obtained a waiver of the minimum fixed charge coverage ratio. The waiver enabled the Company to comply with the aforementioned bank loan covenants at May 19, 1996.

  Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $7,938,000 at May 19, 1996.

  Under $4,950,000 of new mortgage financings, the Company is required to maintain a minimum credit facility of $15,000,000 until May 31, 1997. If the facility has a remaining term of 30 days or less the Company is required to deposit $4,950,000 with the lender. On June 17, 1996 the Company made such a deposit. In the event of expiration or termination of the credit facility prior to May 31, 1997, the loan shall become due and payable upon demand by the lender. The deposit may then be liquidated by the lender and applied toward the repayment of the loan. The Company is permitted to withdraw the deposit when the credit facility is renewed, extended or replaced with a similar facility with a maturity longer than 30 days.

  The Company has sufficient cash and cash equivalents and plans to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $13,900,000 of fixed interest charges and to fund capital expenditures of approximately $3,950,000 during the remainder of 1996. At this time management anticipates relocating one store during the remainder of the year.

                         PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting (the "Annual Meeting") of Shareholders of the
         Company was held May 16, 1996.   Messrs. Harris J. Ashton, Christopher
         A. Forster and S. Joseph Fortunato  were elected directors of the
         Company for three year terms with votes cast as follows:   Mr. Ashton
         - 18,714,016 shares voted in favor and 1,489,456 shares withheld; Mr. Forster - 18,818,885 shares voted in favor and 1,489,456 shares withheld; Mr. Fortunato - 18,811,664 shares voted in favor and 1,489,456 shares withheld. The appointment of Price Waterhouse, LLP as the Company's independent accountants for the 1996 fiscal year was ratified as follows: 19,825,578 shares in favor; 249,190 shares against; 146,110 shares abstained. The proposal to adopt the Company's 1996 Stock Incentive Plan was approved as follows: 10,762,831 shares in favor; 4,904,645 shares against; 259,539 shares abstained.





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


                                              GENERAL HOST CORPORATION


                                        By:   /s/ J. Theodore Everingham
                                              ------------------------------
                                              J. Theodore Everingham
                                              Vice President, General Counsel
                                              and Secretary


                                        By:   /s/ James R. Simpson
                                              ------------------------------
                                              James R. Simpson
                                              Vice President and Controller
Dated:  July 3, 1996

                                 EXHIBIT INDEX


Exhibit Number   Description of Exhibit


   (11)          Additional Earnings Per Share Information.

   (15)          Letter regarding unaudited interim financial information.

   (27)          Financial Data Schedule.