Form 10-Q
period 1996-08-11
GENERAL HOST CORP
filed 1996-09-25
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ----------------

(MARK ONE)
                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended      August 11, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from        to
                                   -------   --------
                     Commission file number     1-1066

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      NEW YORK STATE                                           13-0762080
- --------------------------                             -----------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)



         One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
       ------------------------------------------------------------------
         (Address of Principal Executive Offices)             (Zip Code)


               Registrant's Telephone Number:  (203) 357-9900
                                              ----------------
 -----------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X            No
                                               -------            -------
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes              No
                 -------         -------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 23,249,345 shares outstanding as of September 25, 1996.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
(In thousands, except per share amounts)


                                Twelve Weeks Ended      Twenty-Eight Weeks Ended
                              ----------------------    ------------------------
                               AUGUST 11,  August 13,     AUGUST 11,  August 13,
                                 1996        1995           1996        1995
                              ----------  ----------    ----------  -----------
REVENUES:
  Sales                        $ 125,509   $ 126,741     $ 298,217   $ 328,739
  Other income                       501       1,505           504       2,109
                               ---------   ---------     ---------   ---------
                                 126,010     128,246       298,721     330,848
                               ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy          91,303      94,981       211,072     232,651
  Selling, general and
    administrative                29,288      31,315        72,763      77,150
  Interest and debt expense        4,712       5,505        11,175      12,751
                               ---------   ---------     ---------   ---------
                                 125,303     131,801       295,010     322,552
                               ---------   ---------     ---------   ---------
INCOME (LOSS) BEFORE
  INCOME TAXES                       707      (3,555)        3,711       8,296
INCOME TAX (BENEFIT) PROVISION        50        (640)          260         177
                               ---------   ---------     ---------   ---------
NET INCOME (LOSS)              $     657   $  (2,915)    $   3,451   $   8,119
                               =========   =========     =========   =========

NET EARNINGS (LOSS) PER SHARE  $     .03   $    (.13)    $     .15   $     .35
                               =========   =========     =========   =========

AVERAGE SHARES OUTSTANDING        23,249      23,254        23,249      23,252
                               =========   =========     =========   =========



See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(Dollars in thousands)


                                                 AUGUST 11,   August 13,   January 28,
                                                   1996         1995          1996
                                                 ----------   ----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $ 27,837     $ 70,999     $ 29,901
  Accounts and notes receivable                     4,091        3,499        3,823
  Merchandise inventory                           101,561      104,892       88,162
  Prepaid expenses and other
    current assets                                  9,759        9,783        9,417
                                                ---------     --------     --------
        Total current assets                      143,248      189,173      131,303
                                                ---------     --------     --------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $165,232, $152,461 AND $154,830            227,976      245,071      237,803
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $10,266,
    $9,321 AND $9,783                              15,653       16,598       16,136
OTHER ASSETS AND DEFERRED CHARGES                  10,655        8,668       10,543
                                                ---------    ---------    ---------
                                                $ 397,532    $ 459,510    $ 395,785
                                                =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                              $  45,715    $  59,229    $  47,776
  Accrued expenses                                 30,165       30,128       33,012
  Provision for store closings and
    other costs                                     1,879        4,382        3,347
  Current portion of long-term debt                 2,156       73,425        1,974
                                                ---------    ---------    ---------
        Total current liabilities                  79,915      167,164       86,109
                                                ---------    ---------    ---------
LONG-TERM DEBT:
  Senior debt                                     128,796       91,515      124,898
  Subordinated debt                                65,000       65,000       65,000
                                                ---------    ---------    ---------
        Total long-term debt                      193,796      156,515      189,898
                                                ---------    ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS             10,142       10,077        9,550
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued                     31,752       31,752       31,752
  Capital in excess of par value                   81,186       81,187       81,186
  Retained earnings                                83,357      105,890       79,924
                                                ---------    ---------    ---------
                                                  196,295      218,829      192,862

  Cost of 8,503,105, 9,606,651
    and 8,505,096 shares of
      common stock in treasury                    (80,600)     (91,059)     (80,618)
  Notes receivable from exercise of
    stock options                                  (2,016)      (2,016)      (2,016)
                                                ---------    ---------    ---------
        Total shareholders' equity                113,679      125,754      110,228
                                                ---------    ---------    ---------
                                                $ 397,532    $ 459,510    $ 395,785
                                                =========    =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                              Twenty-Eight Weeks Ended
                                                             --------------------------
                                                               AUGUST 11,    August 13,
                                                                  1996          1995
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  3,451       $  8,119
  Noncash adjustments:
    Depreciation and amortization                                11,903         12,227
    Other                                                           170            (38)
                                                               --------       --------
                                                                 15,524         20,308

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable                        59          2,821
    Increase in inventory                                       (13,399)       (17,654)
    Increase in prepaid expenses                                   (342)        (1,194)
    Increase (decrease) in accounts payable                      (2,061)         2,503
    Decrease in accrued expenses                                 (2,654)       (10,327)
    Decrease in provision for store closings and
      other costs                                                (1,413)        (1,997)
                                                               --------       --------
  Net cash used for continuing operations                        (4,286)        (5,540)
  Net cash used for discontinued operations                        (194)          (155)
                                                               --------       --------
                                                                 (4,480)        (5,695)
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                     (1,799)        (2,795)
  Other                                                             576            192
                                                               --------       --------
  Net cash used for investing activities                         (1,223)        (2,603)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                      5,137
  Debt issue costs                                                 (441)
  Payment of long-term debt and capital lease
    obligations                                                  (1,057)        (4,065)
                                                               --------       --------
  Net cash provided by (used for)
    financing activities                                          3,639         (4,065)
                                                               --------       --------
Decrease in cash and cash equivalents                            (2,064)       (12,363)
Cash and cash equivalents at beginning of year                   29,901         83,362
                                                               --------       --------
Cash and cash equivalents at end of quarter                    $ 27,837       $ 70,999
                                                               ========       ========




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

NOTE 3

Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

Interest payments amounted to $1,259,000 and $10,064,000 for the twelve and twenty-eight weeks ended August 11, 1996, and $1,850,000 and $12,301,000 for the twelve and twenty-eight weeks ended August 13, 1995. Tax payments amounted to $35,000 and $40,000 for the twelve and twenty-eight weeks ended August 11, 1996, and $232,000 and $422,000 for the twelve and twenty-eight weeks ended August 13, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of August 11, 1996 and August 13, 1995, and the related consolidated statements of income and of cash flows for the twelve and twenty-eight week periods ended August 11, 1996 and August 13, 1995. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
Detroit, Michigan
August 30, 1996

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter of 1996 compared with second quarter 1995
Results of operations

Sales

     Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 1% to $125,509,000 for the twelve weeks ended August 11, 1996 compared with $126,741,000 in the 1995 second quarter which ended on August 13, 1995. Same-store sales (stores open for a full year in both years) decreased .9% for the 1996 second quarter.

Earnings

     Net income for the second quarter of 1996 was $657,000 compared to a net loss of $2,915,000 in the 1995 second quarter.

     Cost of sales, including buying and occupancy, decreased $3,678,000 to $91,303,000 in the second quarter of 1996 compared to $94,981,000 in 1995. As a percentage of sales, cost of sales decreased 2.2 percentage points due primarily to an increase in merchandise margins of 2.7 percentage points offset, in part, by increased buying and occupancy costs. The improved merchandise margins reflected a less promotional strategy and tighter inventory management.

     Selling, general and administrative expenses decreased $2,027,000 to $29,288,000 in the second quarter of 1996 compared to $31,315,000 in 1995 as the Company continues its focus on reducing expenses. As a percentage of sales, selling, general and administrative expenses decreased 1.4 percentage points to 23.3% of sales compared to 24.7% in the 1995 quarter.

     Other income, primarily interest income, decreased $1,004,000 to $501,000 in the second quarter of 1996 compared to $1,505,000 in 1995. The decrease was due to lower levels of cash equivalents compared to 1995 and a 1995 gain from the sale of real estate.

     Interest and debt expense decreased $793,000 to $4,712,000 in the second quarter of 1996 compared to $5,505,000 in 1995 due to the Company's repayment of the Adjustable Rate First Mortgage Notes at the end of fiscal 1995, the balance of which was $72,438,000 at the end of the 1995 second quarter. The Company replaced this financing, in part, with new mortgage financings which totaled $39,455,000 at the end of the 1996 second quarter.

Income taxes for the 1995 second quarter included the elimination of income tax reserves of $396,000, which were no longer required.

First half of 1996 compared with the first half of 1995
Results of Operations
Sales

     Sales were $298,217,000 for the twenty-eight weeks ended August 11, 1996 compared with $328,739,000 in the 1995 first half which ended August 13, 1995. Same-store sales decreased 9.1% for the first half of 1996 as a result of unseasonably cold and wet weather experienced in most of our 16-state operating area throughout the 1996 first quarter.

Earnings

     Net income for the 1996 first half was $3,451,000 compared to $8,119,000 in the 1995 first half.

     Cost of sales, including buying and occupancy, decreased $21,579,000 in the 1996 first half to $211,072,000 compared to $232,651,000 in 1995. As a percentage of sales, cost of sales remained the same for 1996 and 1995 at 70.8%. Merchandise margins improved by 1.1 percentage points as a result of a less promotional strategy and tighter inventory management. Buying and occupancy costs declined by $208,000 but as a percentage of sales increased by 1.1 percentage points offsetting the improvement in merchandise margins.

     Selling, general and administrative expenses decreased $4,387,000 to $72,763,000 in the 1996 first half compared to $77,150,000 in 1995 as the Company continued its focus on reducing expenses. As a percentage of sales, selling, general and administrative expenses increased .9 of a percentage point to 24.4% of sales in the 1996 first half compared to 23.5% in 1995.

     Other income decreased $1,605,000 to $504,000 in the first half of 1996 compared to $2,109,000 in the 1995 first half. The decrease is due to lower levels of cash equivalents compared to 1995, the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store in the 1996 first quarter as well as a 1995 second quarter gain from the sale of real estate.

     Interest and debt expense decreased $1,576,000 to $11,175,000 in the 1996 first half compared to $12,751,000 in the 1995 first half due to the Company's repayment of the Adjustable Rate First Mortgage Notes at the end of fiscal 1995, the balance of which was $72,438,000 at the end of the 1995 first half. The Company replaced this financing, in part, with new mortgage financings which totaled $39,455,000 at the end of the 1996 first half.

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


Liquidity and Capital Resources

     Net cash used for continuing operations was $4,286,000 in the 1996 first half compared to $5,540,000 in the 1995 first half. Inventory increased $13,399,000 for the 1996 first half compared to an increase of $17,654,000 in 1995 while accounts payable decreased $2,061,000 in 1996 compared to an increase in 1995 of $2,503,000. The accounts payable change for 1996 and 1995, described above, included amounts payable to brokers of $9,999,000 at August 11, 1996 compared to $19,997,000 at January 28, 1996, and $14,998,000 at August 13, 1995
compared to $14,998,000 at the end of fiscal 1994. The decrease in accrued expenses for 1996 of $2,654,000 compared to $10,327,000 for 1995 was due to timing of payments. At August 11, 1996 the remaining store closing reserve of $2,879,000 primarily represented lease termination costs for the remaining five store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $1,413,000 in the 1996 first half to pay lease termination costs for one lease terminated in the 1996 first quarter and to pay brokers fees and legal costs.

     Net cash used for discontinued operations in the first half of 1996 and 1995 related to payments for operations disposed of in prior years.

     Net cash used for investing activities was $1,223,000 in 1996 which included $548,000 for the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store that was closed in the 1996 first quarter. Net cash used in 1995 was $2,603,000.

     Net cash provided by financing activities was $3,639,000 in 1996 compared to net cash used for financing activities of $4,065,000 in 1995. The Company entered into additional new mortgage financings in the 1996 first quarter of $5,137,000. The 1995 first half included the payments of $3,562,000 for the Adjustable First Rate Mortgage Notes which were repaid as of the end of fiscal 1995.

     On February 28, 1996 the Company declared a 5% stock dividend for shareholders of record on March 15, 1996. The stock dividend representing 1,109,008 shares was paid on April 5, 1996. Share and per share data for 1995 have been restated to reflect the 5% stock dividend.

     Working capital at August 11, 1996 was $63,333,000 or $18,139,000 higher than the $45,194,000 working capital level at January 28, 1996. The quarter-end included $27,837,000 of cash and cash equivalents, of which $9,999,000 represented amounts payable to brokers.

     The Company has a $25,000,000 unsecured credit agreement ("the agreement") with a bank which is scheduled to expire on December 31, 1996. The Company plans to either extend the maturity of the existing credit facility or negotiate a new credit facility prior to December 31, 1996. If the Company is unable to secure a replacement facility, the Company believes that it will be able to meet its working capital requirements through cash flow from operations and, if necessary, alternative financing arrangements such as: a) real estate financings, b) expense reductions, or c) new debt or equity offerings. During the 1996 first half, the Company borrowed $25,000,000 under the agreement and fully repaid the loan on May 13, 1996. The agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth, and certain minimum financial ratios. At August 11, 1996 the Company was in compliance with the aforementioned loan covenants.

     The third quarter is traditionally the Company's slowest selling season and the period in which it has its highest working capital requirements as it builds its inventories for the all-important fourth quarter, which encompasses the Christmas selling season. Given the highly seasonal nature of the Company's business and the timing of the start of the Christmas selling season (mid-to-late November), the Company cannot assure that compliance with its bank loan covenants at the end of the 1996 third quarter, which ends November 3, 1996, will be met. However, the Company anticipates that it will have repaid all outstanding bank loans by the time it is able to determine if it is in compliance with the covenants at November 3, 1996.

     As of September 17, 1996 the Company has borrowed $10,000,000 under the agreement.

     Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $6,936,000 at August 11, 1996.

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

     The Company expects to have sufficient cash and cash equivalents when coupled with the availability of its credit line and to generate sufficient cash flow from operations based upon current projections to meet its seasonal working capital needs, pay approximately $9,400,000 of fixed interest charges and to fund capital expenditures of approximately $2,000,000 for the remainder of fiscal 1996. At this time management does not anticipate relocating or opening any new stores during the remainder of the year.

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


                                                 GENERAL HOST CORPORATION


                                             By:  /s/ J. Theodore Everingham
                                                 -----------------------------
                                                 J. Theodore Everingham
                                                 Vice President, General Counsel
                                                 and Secretary


                                             By:  /s/ James R. Simpson
                                                 -----------------------------
                                                 James R. Simpson
                                                 Vice President and Controller
Dated:  September 25, 1996

                                 EXHIBIT INDEX


Exhibit Number       Description of Exhibit
- --------------       ----------------------


   (11)              Additional Earnings Per Share Information.

   (15)              Letter regarding unaudited interim financial information.

   (27)              Financial Data Schedule.