Form 10-Q
period 1996-11-03
GENERAL HOST CORP
filed 1996-12-18
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________


(Mark One)                         FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      November 3, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _________

                       Commission file number     1-1066
                                              -----------------

                            GENERAL HOST CORPORATION
           ---------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          NEW YORK STATE                                13-0762080
 --------------------------------                 -----------------------
    (State or Other Jurisdiction                     (I.R.S. Employer
  of Incorporation or Organization)                Identification Number)


         0ne Station Place, P.O. Box 10045, Stamford, Connecticut 06904
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)

                 Registrant's Telephone Number:    (203) 357-9900
                                                ----------------------

-------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

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

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes ________    No ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 23,249,345 shares outstanding as of December 18, 1996.

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

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                     Twelve Weeks Ended         Forty Weeks Ended
                                     ------------------         -----------------
                                   NOVEMBER 3,   November 5,  NOVEMBER 3,   November 5,
                                      1996         1995          1996          1995
                                   -----------   -----------  -----------   -----------
REVENUES:
        Sales                      $   83,305    $  95,976    $ 381,522    $ 424,715
        Other income                       75          419          579        2,528
                                   ----------    ---------    ---------    ---------
                                       83,380       96,395      382,101      427,243
                                   ----------    ---------    ---------    ---------

COSTS AND EXPENSES:
        Cost of sales, including
          buying and occupancy         66,050       75,311      277,122      307,962
        Selling, general and
          administrative               27,595       28,330      100,358      105,480
        Interest and debt expense       4,868        5,536       16,043       18,287
                                   ----------    ---------    ---------    ---------
                                       98,513      109,177      393,523      431,729
                                   ----------    ---------    ---------    ---------

LOSS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAX BENEFIT     (15,133)     (12,782)     (11,422)      (4,486)
INCOME TAX BENEFIT                       (260)        (883)                     (706)
                                   ----------    ---------    ---------    ---------


LOSS FROM CONTINUING OPERATIONS       (14,873)     (11,899)     (11,422)      (3,780)
LOSS FROM DISCONTINUED
        OPERATIONS                                  (2,793)                   (2,793)
                                   ----------    ---------    ---------    ---------
NET LOSS                           $  (14,873)   $ (14,692)   $ (11,422)   $  (6,573)
                                   ==========    =========    =========    =========

NET LOSS PER SHARE:
        Loss from continuing
          operations               $     (.64)   $    (.51)   $    (.49)   $    (.16)
        Loss from discontinued
          operations                                  (.12)                     (.12)
                                   ----------    ---------    ---------    ---------
        Net loss per share         $     (.64)   $    (.63)   $    (.49)   $    (.28)
                                   ==========    =========    =========    =========

AVERAGE SHARES OUTSTANDING             23,249       23,252       23,249       23,252
                                   ==========    =========    =========    =========


See accompanying notes.

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands)

                                             NOVEMBER 3,    November 5,  January 28,
                                                1996          1995         1996
                                             -----------    -----------  -----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents            $  12,082     $  26,431    $  29,901
        Accounts and notes receivable            3,425         3,251        3,823
        Merchandise inventory                  129,436       143,739       88,162
        Prepaid expenses and other
          current assets                        11,243        12,932        9,417
                                             ---------     ---------    ---------
                Total current assets           156,186       186,353      131,303
                                             ---------     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
        LESS ACCUMULATED DEPRECIATION
          OF $169,953, $157,087 AND $154,830   224,958       241,665      237,803
INTANGIBLES, LESS ACCUMULATED
        AMORTIZATION OF $10,462,
          $9,537 AND $9,783                     15,457        16,382       16,136
OTHER ASSETS AND DEFERRED CHARGES               10,262         9,609       10,543
                                             ---------     ---------    ---------
                                             $ 406,863     $ 454,009    $ 395,785
                                             =========     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                     $  53,063     $  65,894    $  47,776
        Accrued expenses                        32,247        29,628       33,012
        Notes payable to banks                  15,000
        Provision for store closings and
          other costs                            1,689         3,260        3,347
        Current portion of long-term debt        2,202        57,511        1,974
                                             ---------     ---------    ---------
                Total current liabilities      104,201       156,293       86,109
                                             ---------     ---------    ---------
LONG-TERM DEBT:
        Senior debt                            128,262       111,359      124,898
        Subordinated debt                       65,000        65,000       65,000
                                             ---------     ---------    ---------
                Total long-term debt           193,262       176,359      189,898
                                             ---------     ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS          10,587        10,331        9,550
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Common stock $1.00 par value,
          100,000,000 shares authorized,
            31,752,450 shares issued            31,752        31,752       31,752
        Capital in excess of par value          81,186        81,206       81,186
        Retained earnings                       68,484        91,184       79,924
                                             ---------     ---------    ---------
                                               181,422       204,142      192,862

        Cost of 8,503,105, 9,610,905
          and 8,505,096 shares of
            common stock in treasury           (80,600)      (91,100)     (80,618)
        Notes receivable from exercise of
          stock options                         (2,009)       (2,016)      (2,016)
                                             ---------     ---------    ---------
                Total shareholders' equity      98,813       111,026      110,228
                                             ---------     ---------    ---------
                                             $ 406,863     $ 454,009    $ 395,785
                                             =========     =========    =========


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
(Dollars in thousands)

                                                           Forty Weeks Ended
                                                        ------------------------
                                                        NOVEMBER 3,  November 5,
                                                           1996         1995
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                    $(11,422)    $ (3,780)
  Noncash adjustments:
    Depreciation and amortization                          17,043       17,488
    Other                                                     677         (144)
                                                         --------     --------
                                                            6,298       13,564

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable                 845        3,064
    Increase in inventory                                 (41,274)     (56,501)
    Increase in prepaid expenses                           (1,826)      (4,343)
    Increase in accounts payable                            5,287        9,168
    Decrease in accrued expenses                             (534)     (12,172)
    Decrease in provision for store closings and
      other costs                                          (1,603)      (3,119)
                                                         --------     --------
  Net cash used for continuing operations                 (32,807)     (50,339)
  Net cash used for discontinued operations                  (235)      (1,601)
                                                         --------     --------
                                                          (33,042)     (51,940)
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (3,583)      (4,465)
  Other                                                       653          604
                                                         --------     --------
  Net cash used for investing activities                   (2,930)      (3,861)
                                                         --------     --------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Issuance of long-term debt                                5,137       20,717
  Debt issue costs                                           (439)        (995)
  Increase in notes payable to banks                       15,000
  Payment of long-term debt and capital lease
    obligations                                            (1,545)     (20,852)
                                                         --------     --------
  Net cash provided by (used for)
    financing activities                                   18,153       (1,130)
                                                         --------     --------
Decrease in cash and cash equivalents                     (17,819)     (56,931)
Cash and cash equivalents at beginning of year             29,901       83,362
                                                         --------     --------
Cash and cash equivalents at end of quarter              $ 12,082     $ 26,431
                                                         ========     ========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

NOTE I

On February 28, 1996 the Company declared a 5% stock dividend for shareholders of record on March 15, 1996. The stock dividend representing 1,109,008 shares was paid on April 5, 1996. Share and per share data for 1995 have been restated to reflect the 5% stock dividend.

NOTE 2

The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1996 and 1995 is due to the utilization of previously unrecognized tax benefits. For the 1996 forty week period the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the current year loss not being benefitted. Income taxes for the forty week period of 1995 included the elimination of income tax reserves of $396,000, which were no longer required.

NOTE 3

In the 1995 third quarter the Company charged to discontinued operations an after-tax loss of $2,793,000, or $.12 per share, which included $800,000 of charges previously recorded in continuing operations. The loss resulted from an October 1995 judgment in a 1991 saltwater pollution lawsuit of $1,030,000, which together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000. The Company has appealed.

NOTE 4

During the 1995 third quarter the Company arranged new mortgage financings which amounted to $20,717,000. As a part of securing the new financing in the 1995 third quarter, the Company repaid $15,325,000 of the existing mortgage notes due March 29, 1996. The Company repaid the remaining balance of $55,925,000 at the end of fiscal 1995.

NOTE 5

Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

Interest payments amounted to $8,442,000 and $18,506,000 for the twelve and forty weeks ended November 3, 1996, and $9,062,000 and $21,363,000 for the twelve and forty weeks ended November 5, 1995. Tax payments amounted to $15,000 and $55,000 for the twelve and forty weeks ended November 3, 1996, and $27,000 and $449,000 for the twelve and forty weeks ended November 5, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of November 3, 1996 and November 5, 1995, and the related consolidated statements of income and of cash flows for the twelve and forty week periods ended November 3, 1996 and November 5, 1995. This financial information is the responsibility of the Company's management.

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



Price Waterhouse LLP
Detroit, Michigan
December 4, 1996

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter of 1996 compared with third quarter 1995

Results of Operations

Sales

     Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., decreased 13.2% to $83,305,000 for the twelve weeks ended November 3, 1996 compared with $95,976,000 in the 1995 third quarter which ended on November 5, 1995. Same-store sales (stores open for a full year in both years) decreased 13% for the 1996 third quarter as the Company's marketing and merchandising efforts did not produce sufficient demand.

Earnings

     The loss from continuing operations for the third quarter of 1996 was $14,873,000 compared to $11,899,000 in the 1995 third quarter.

     Cost of sales, including buying and occupancy, decreased $9,261,000 to $66,050,000 in the third quarter of 1996 compared to $75,311,000 in 1995. As a percentage of sales, cost of sales increased 0.8 of a percentage point. Merchandise margins, as a percentage of sales, improved by 1.6 percentage points. The improved merchandise margins reflected a less promotional strategy and tighter inventory management. Buying and occupancy costs for the 1996 third quarter decreased by $258,000, but as a percentage of sales increased by
2.4 percentage points compared to the 1995 third quarter.

     Selling, general and administrative expenses decreased 2.6% or $735,000 to $27,595,000 in the third quarter of 1996 compared to $28,330,000 in 1995 as the Company continues its focus on reducing expenses. As a percentage of sales, selling, general and administrative expenses were 33.1% in the 1996 third quarter compared to 29.5% in the 1995 quarter.

     Other income, primarily interest income, decreased $344,000 to $75,000 in the third quarter of 1996 compared to $419,000 in 1995. The decrease was due to lower levels of cash equivalents compared to 1995.

     Interest and debt expense decreased $668,000 to $4,868,000 in the third quarter of 1996 compared to $5,536,000 in 1995 due primarily to the Company's repayment of the Adjustable Rate First Mortgage Notes at the end of fiscal 1995, the balance of which was $55,925,000 at the end of the 1995 third quarter, offset in part by $39,195,000 of new mortgage financings.

     The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1996 and 1995 is due to the utilization of previously unrecognized tax benefits. The tax provision for the 1996 quarter was impacted by an increase in the valuation allowance as a result of the current year to date loss not being benefitted.

     The after-tax loss from discontinued operations in the 1995 third quarter of $2,793,000, or $.12 per share, is the result of the court's entry of a judgment against the Company in a 1991 saltwater pollution lawsuit. The lawsuit involves claims by farmers in Rice County, Kansas who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000. The Company has appealed the case.

First three quarters of 1996 compared with the first three quarters of 1995

Results of Operations

Sales

     Sales were $381,522,000 for the forty weeks ended November 3, 1996 (the "1996 three quarters") compared with $424,715,000 for the forty weeks ended November 5, 1995 (the "1995 three quarters"). Same-store sales for the 1996 three quarters decreased 10% compared to the 1995 three quarters due to a 14.3% drop in the 1996 first quarter, when the Company experienced unseasonably cold and wet weather throughout its 16-state operating area during most of the 1996 first quarter and the 13% decrease recorded in the 1996 third quarter.

Earnings

     The loss from continuing operations for the 1996 three quarters was $11,422,000 compared to $3,780,000 in the 1995 three quarters.

     Cost of sales, including buying and occupancy, decreased $30,840,000 in the 1996 three quarters to $277,122,000 compared to $307,962,000 in 1995. As a percentage of sales, cost of sales increased 0.1 of a percentage point. Merchandise margins, as a percentage of sales, improved by 1.3 percentage points due to a less promotional strategy and tighter inventory management. Buying and occupancy costs for the 1996 three quarters decreased $466,000, but as a percentage of sales increased by 1.4 percentage points compared to the 1995 three quarters.

     Selling, general and administrative expenses decreased 4.9% or $5,122,000 to $100,358,000 in the 1996 three quarters compared to $105,480,000 in 1995 as the Company continued its focus on reducing expenses. As a percentage of sales, selling, general and administrative expenses were 26.3% in the 1996 three quarters compared to 24.8% in the 1995 three quarters.

     Other income decreased $1,949,000 to $579,000 in the 1996 three quarters compared to $2,528,000 in the 1995 three quarters. The decrease was due to lower levels of cash equivalents compared to 1995, the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store in the 1996 first quarter as well as a 1995 second quarter gain from the sale of real estate.

     Interest and debt expense decreased $2,244,000 to $16,043,000 in the 1996 three quarters compared to $18,287,000 in the 1995 three quarters due to the Company's repayment of the Adjustable Rate First Mortgage Notes at the end of fiscal 1995, the balance of which was $55,925,000 at the end of the 1995 three quarters. The Company replaced this financing, in part, with new mortgage financings which totaled $39,195,000 at November 3, 1996.

     The income tax provision for financial reporting purposes has been calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided for in 1996 and 1995 is due to the utilization of previously unrecognized tax benefits. For the 1996 three quarters the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the current year loss not being benefitted. Income taxes for the 1995 three quarters included the elimination of income tax reserves of $396,000, which were no longer required.

     The after-tax loss from discontinued operations in the 1995 three quarters of $2,793,000, or $.12 per share, resulted from an October 1995 judgment against the Company in a 1991 saltwater pollution lawsuit as previously mentioned.

New Accounting Pronouncements

     The implementation of Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" sets forth standards for accounting for stock-based compensation under which the Company intends to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and provide the additional disclosure in the notes to the financial statements.

Capital Resources and Liquidity

     Net cash used for continuing operations was $32,807,000 in the 1996 three quarters compared to $50,339,000 in the 1995 three quarters. Inventory increased $41,274,000 for the 1996 three quarters compared to an increase of $56,501,000 in 1995 while accounts payable increased $5,287,000 in 1996 compared to $9,168,000 in 1995. The increase in inventory for 1995 is due primarily to planned earlier receipts of Christmas merchandise. The accounts payable change for 1996 and 1995, described above, included no amounts payable to brokers at November 3, 1996 compared to $19,997,000 at the end of fiscal 1995, and $9,997,000 at November 5, 1995 compared to $14,998,000 at the end of fiscal 1994. The decrease in accrued expenses for 1996 of $534,000 compared to $12,172,000 for 1995 was due to timing of payments. At November 3, 1996 the remaining store closing reserve of $2,689,000 primarily represented lease termination costs for the remaining five store locations and estimated losses associated with the sale and or sublease of real estate. The Company utilized net cash of $1,603,000 in the 1996 three quarters to pay lease commitments, lease termination costs, brokers fees and legal costs.

     Net cash used for discontinued operations in the 1996 three quarters related to payments for operations disposed of in prior years. Net cash used of $1,601,000 in the 1995 three quarters related primarily to 1995 payments for legal expenditures incurred to defend the Company in a 1991 saltwater pollution lawsuit.

     Net cash used for investing activities was $2,930,000 in the 1996 three quarters which included $3,583,000 for the addition of property, plant and equipment. Net cash used in the 1995 three quarters was $3,861,000.

     Net cash provided by financing activities was $18,153,000 in the 1996 three quarters which included additional new mortgage financings of $5,137,000 and bank borrowings, under our revolving credit line, of $15,000,000. The 1995 three quarters used net cash of $1,130,000. In the 1995 third quarter the Company received gross proceeds of $20,717,000 from the issuance of new mortgage financings that constituted a part of the new mortgage financing plan, the proceeds of which were used to repay the Adjustable Rate First Mortgage Notes ("maturing mortgage notes") due March 29, 1996 that were fully repaid at the end of fiscal 1995. The 1995 three quarters included payments of $4,750,000 for the maturing mortgage notes and repayment of $15,325,000 of maturing mortgage notes as part of securing the new financing.

     On February 28, 1996 the Company declared a 5% stock dividend for shareholders of record on March 15, 1996. The stock dividend representing 1,109,008 shares was paid on April 5, 1996. Share and per share data for 1995 have been restated to reflect the 5% stock dividend.

     Working capital at November 3, 1996 was $51,985,000 or

$6,791,000 higher than the $45,194,000 working capital level at January 28, 1996.

     The Company had a $25,000,000 unsecured credit agreement at November 3, 1996, which was scheduled to expire on December 31, 1996. At November 3, 1996 the Company had $15,000,000 outstanding under this credit agreement. All amounts were repaid as of December 2, 1996. The unsecured credit agreement required the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. Effective November 3, 1996 the Company obtained a waiver of the fixed charge coverage ratio and tangible net worth covenant. The waiver enabled the Company to comply with the aforementioned covenants at November 3, 1996.

     On November 29, 1996 the Company replaced the above mentioned agreement by entering into a $25,000,000 secured credit agreement ("the agreement") with a bank which will expire on June 30, 1997. The agreement is secured by mortgages on retail properties owned by the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc. The agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company borrowed $10,000,000 under the agreement on December 2, 1996 and repaid all outstanding amounts on December 6, 1996.

     Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $21,386,000 at November 3, 1996.

     Under $4,950,000 of mortgage financings, the Company is required to maintain a minimum credit facility of $15,000,000 until May 31, 1997. If the facility has a remaining term of 30 days or less the Company is required to deposit $4,950,000 with the lender. In the event of expiration or termination of the credit facility prior to May 31, 1997, the loan shall become due and payable upon demand by the lender. The deposit may then be liquidated by the lender and applied toward the repayment of the loan. The Company is permitted to withdraw the deposit when the credit facility is renewed, extended or replaced with a similar facility with a maturity longer than 30 days.

     The Company expects to have sufficient cash and cash equivalents when coupled with the availability of its credit line and to generate sufficient cash flow from operations to meet its seasonal working capital needs, pay approximately $4,900,000 of fixed interest charges and fund capital expenditures of approximately $1,000,000 for the remainder of fiscal 1996. At this time there are no relocations or new store openings planned for the balance of fiscal 1996 or in the first quarter of fiscal 1997.

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


Dated: December 18, 1996

                                 EXHIBIT INDEX



  Exhibit Number        Description of Exhibit
  --------------        ----------------------

     (11)               Additional Earnings Per Share Information.

     (15) Letter regarding unaudited interim financial information.

     (27)               Financial Data Schedule.