Form 10-K405
period 1997-01-26
GENERAL HOST CORP
filed 1997-04-23
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended January 26, 1997

                                     OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from                 to
                                ---------------    ---------------
                         Commission file number 1-1066
                                                ------

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York State                               13-0762080
  ---------------------------------                -------------------
    (State or other jurisdiction                    (I.R.S. employer
   of incorporation or organization)                identification no.)


      One Station Place, P.O. Box 10045, Stamford, CT     06904
  ------------------------------------------------------------------
   (Address of principal executive offices)               (Zip code)


Registrant's telephone number including area code: (203) 357-9900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
Title of each class                            which registered
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

Yes_____X_____        No___________


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of General Host Corporation's Common Stock, $1.00 par value, held by non-affiliates of General Host as of April 1, 1997: $69,092,237*

  Number of voting shares of General Host Corporation's Common Stock outstanding as of April 1, 1997: 23,249,345.

                      DOCUMENTS INCORPORATED BY REFERENCE



General Host Corporation Proxy         Part III, Items 10, 11, 12 and 13
Statement for Annual Meeting of
Shareholders to be held on
May 15, 1997 (hereinafter "the
Company's 1997 Proxy Statement")

* Does not include the market value of the outstanding Common Stock held by the directors and officers of General Host which aggregates $9,374,302, since such directors and officers may be considered affiliates of General Host.


                           [Cover page 2 of 2 pages]

                                     PART I

ITEM 1.  BUSINESS

  General Host Corporation ("General Host", the "Company" or the "Registrant") operates a chain of specialty retail stores devoted to the sale of lawn and garden products, crafts, Christmas merchandise and pet food and supplies. Measured by sales and number of stores, the Company believes it is the largest chain in the United States concentrating on the sale of such products. As of January 26, 1997, the Company operated 259 stores in 16 states under the name Frank's Nursery & Crafts(R) and three stores under the name Frank's SuperCrafts(R). Unless otherwise stated, all statistics in this Item were compiled as of January 26, 1997.

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

  With the acquisition of Frank's Nursery & Crafts, Inc. ("Frank's") in 1983, the Company's objective was to develop the first national chain of garden and crafts stores. At the time of its acquisition, Frank's had 95 stores principally located in the Midwest. In 1984, through the acquisition of Flower Time, Inc., the Company obtained 17 stores in the New York metropolitan area. In 1986, the Company further expanded into the eastern United States when it acquired Scott's Seaboard Corporation, adding 14 stores in the Washington, D.C. and Baltimore markets. In early 1989, the Company increased its presence in the Philadelphia metropolitan area through the acquisition of 12 store leases. Since 1983, the Company has built, leased or acquired a net of 167 stores in existing and new markets.

  The national lawn and garden market is highly fragmented, consisting of thousands of local garden centers plus mass merchandisers who sell lawn and garden products as part of their overall product lines. In fiscal 1996, the Company's lawn and garden and nursery sales averaged approximately $1 million per store. In addition to approximately $269 million in lawn and garden and nursery sales, the Company generated approximately $237 million in revenues in the last fiscal year from the sale of crafts and Christmas products and $25 million from the sale of pet food and supplies.

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

  The Company's business is highly seasonal and subject to the impact of weather conditions, which may affect consumer purchasing patterns. In fiscal 1996, 39% of the Company's sales occurred during the spring season (late March to mid-June) and 25% occurred at Christmas time (November to late December). Normally, spring is the most profitable season, and Christmas is the next most profitable season. Losses usually are experienced during the other periods of the year. The Company's slowest selling seasons are typically the period from the beginning of the calendar year until the start of the spring selling season, and from mid-July to October.

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

  The Company's most significant capital requirements are for seasonal buildup of merchandise inventories.

  Capital expenditures of the Company totalled $4.4 million in fiscal 1996. Expenditures for fiscal 1996 included expenditures for facility improvements at existing stores and at the new distribution center in Howe, Indiana. The Company anticipates spending approximately $6 million for capital expenditures in fiscal 1997.

  The Company closed three stores in fiscal 1996. In 1997 the Company plans to open one new store and remodel three to four existing stores.

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

  In 1990, looking to capitalize on its expertise in the Christmas decoration business, the Company entered the temporary retail marketplace with the introduction of "Christmas by Frank's". The "Christmas by Frank's" boutiques are temporary sites, typically located in high traffic regional malls and open only during the Christmas shopping season. These boutiques carry a broad selection of seasonal merchandise and capitalize on the increased mall traffic during the holidays. During 1996 the Company operated 76 temporary Christmas boutiques.

The success of the Company's temporary business will depend upon the Company's ability from year to year to obtain favorable short-term locations in various malls that are in close proximity to existing stores.

  The principal products sold at the Company's retail garden and crafts stores are as follows:

                        Percentage of
                          Sales In
Product Line          Fiscal Year 1996            Description
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

  As of January 26, 1997, 123 of the Company's stores were leased and 139 were owned (40 of which are subject to ground leases). All store leases are long-term. If no options are exercised, 107 leases will terminate prior to December 31, 2006.

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

  Typically, stores are open 80 hours per week. The average store has approximately 20-25 employees, including a store manager, assistant manager and up to seven department managers responsible for the various product lines of the business. The in-store staff is supplemented at seasonal peak selling periods by temporary employees. Overall, the Company had 7,090 employees at January 26, 1997, including seasonal employees.

  The Company operated distribution centers in Detroit, Michigan; Chicago, Illinois; and Harrisburg, Pennsylvania during the majority of the fiscal year. In August 1996, the Company opened a new distribution center in Howe, Indiana, which replaced and consolidated the Chicago and Detroit facilities, both of which are now closed. The Company owns the Frank's headquarters and leases the Harrisburg and Howe centers. These centers delivered approximately 49% of all merchandise to the stores in 1996, primarily using contract carriers. The balance of the products are delivered directly to stores by vendors.

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

  In 1995 the Company charged to discontinued operations a loss of $3 million, or $.12 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit. The Company has appealed. The lawsuit involves claims by farmers in Rice County, Kansas, who alleged that saltwater pollution of the ground water by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $.5 million in compensatory damages for the period 1989 to 1995 and in October 1995 the plaintiffs were awarded $.5 million in punitive damages and the judgment was entered. The judgment, together with approximately $1.1 million in legal defense costs, $.5 million in related costs, principally for technical consulting and expert witnesses, and $.4 million for future legal and related costs, totalled $3 million.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. The high and low sales prices per share of Common Stock as traded on the New York Stock Exchange and cash dividends paid per share of Common Stock during each quarter of the last two fiscal years are as follows:

                                                       Cash Dividends
                                   High        Low        Per Share
                                   ----        ---     --------------
Fiscal 1996 *
  First Quarter                  $ 4-1/4    $ 3-3/8    $    .00
  Second Quarter                 $ 3-3/4    $ 2-3/8    $    .00
  Third Quarter                  $ 3        $ 2-3/8    $    .00
  Fourth Quarter                 $ 3-7/8    $ 2-1/2    $    .00

Fiscal 1995
  First Quarter                  $ 7        $ 4-7/8    $    .00
  Second Quarter                 $ 7-5/8    $ 5-5/8    $    .00
  Third Quarter                  $ 6-1/2    $ 4-3/4    $    .00
  Fourth Quarter                 $ 5        $ 3-5/8    $    .00

  *Five percent stock dividends were paid on April 5, 1996 and April 4, 1997 and all stock-related data in the financial statements in this Report reflect the aforementioned stock dividends for all periods presented.

  Under the most restrictive provisions of any of the debt and bank agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $20.4 million at January 26, 1997.

  At April 1, 1997, there were approximately 3,841 holders of record of the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

  Five Year Financial Data concerning the Company is listed on F-21 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales were $531 million for the 1996 fiscal year compared to $593 million for the 1995 fiscal year. Same-store sales (stores open for a full year in both years) for 1996 decreased 9.4% due primarily to a 14.3% drop in the first quarter, when the Company experienced unseasonably cold and wet weather throughout its 16-state operating area. In addition, same-store sales declines of 13% and 7.9%, respectively, were recorded in the third and fourth quarters as the Company's merchandising and marketing efforts failed to produce satisfactory results. Sales were $593 million for the 1995 fiscal year compared to $568 million for the 1994 fiscal year. Same-store sales for 1995 increased 4.5% led by a 25% sales gain in the pet food and supplies business as well as a strong first half performance in the lawn and garden business. Also contributing to the sales increase was improved in-store merchandising, and the sales from the temporary Christmas boutiques of $14.4 million in 1995 compared to $12.9 million in 1994.

  Other income decreased $2.5 million to $.8 million in 1996. The decrease was due primarily to lower levels of cash equivalents, which resulted from a net reduction of long-term debt at the end of 1995. Other income increased $1.3 million to $3.3 million in 1995. The increase was due to increased interest income resulting from higher rates of return in 1995.

  Cost of sales, including buying and occupancy, decreased $46.1 million to $383.1 million or 72.2% of sales in 1996. This compares with $429.2 million or
72.3% of sales in 1995.   Merchandise margins, as a percentage of sales,
improved by 1.4 percentage points due to a less promotional strategy and tighter inventory management during 1996. Buying and occupancy costs for 1996 decreased $1.8 million, but as a percentage of sales, increased by 1.2 percentage points compared to 1995. Cost of sales, including buying and occupancy, increased $26.4 million to $429.2 million or 72.3% of sales in 1995. This compares with $402.8 million or 70.9% of sales in 1994. The increase of
1.4 percentage points was due to lower merchandise margins resulting from increased promotional activity and extremely hot, dry weather in the second quarter of 1995, the mix of goods sold during 1995 and increased occupancy costs related to the temporary Christmas business.

  Selling, general and administrative expense decreased $10.1 million to $138.4 million in 1996 compared to $148.5 million in 1995, which resulted from expense reductions initiated during 1996. As a percentage of sales, selling, general and administrative expense was 26.1% of sales in 1996 and 25% of sales in 1995. Selling, general and administrative expense increased $8.3 million to $148.5 million in 1995 compared to $140.2 million in 1994. The increase was attributable to the increases in store payroll, advertising and administrative costs that occurred in the first half of 1995 and increased costs associated with the temporary Christmas business. As a percentage of sales, selling, general and administrative expense was 25% of sales in 1995 and 24.7% of sales in 1994.

   Interest and debt expense was $20.9 million in 1996 compared to $23.8 million in 1995. The decrease was primarily due to the Company's repayment of $76 million of Adjustable Rate First Mortgage Notes (the "mortgage notes") at the end of 1995. The Company replaced this financing, in part, with new mortgage financings that totalled $39 million as of January 26, 1997. Interest and debt expense was $23.8 million in 1995 compared to $22.9 million in 1994. The increase was primarily due to increased interest rates for the mortgage notes due March 29, 1996 that were repaid as of January 28, 1996.

  The income tax benefit for 1995 included the elimination of income tax reserves no longer required of $.6 million. In 1995, the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the loss not being benefitted. A valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 26, 1997. As a result of the valuation allowance, approximately $31 million of these loss carryforwards have not been benefitted and utilization will be recognized against future income. Income taxes included the elimination of income tax reserves no longer required of $1 million in 1994.

  In 1994 the Company sold its 49.5% interest in Sunbelt Nursery Group, Inc. and recognized a net gain of $3.6 million.

  The loss from operations in 1996 was $10.7 million, an increase of $6.4 million compared with 1995. The 1995 loss from continuing operations was $4.3 million, a decline of $12.9 million compared with 1994. Income for 1994 included $3.6 million from the sale of the Company's investment in Sunbelt.

  The loss from discontinued operations for 1995 of $3 million resulted from an October 1995 judgment of $1 million against the Company in a 1991 saltwater pollution lawsuit. The judgment, together with approximately $1.1 million in legal defense costs, $.5 million in related costs, principally for technical consulting and expert witnesses, and $.4 million for future legal and related costs, totalled $3 million. The Company has appealed the case. This item combined with the respective income or loss from continuing operations resulted in net losses of $10.7 million in 1996, $7.3 million in 1995 and net income of $8.6 million in 1994.


Liquidity and Capital Resources
-------------------------------

Continuing operations provided net cash of $14.5 million compared to net cash used of $2.6 million in 1995. The 1996 decrease in inventory of $6.6 million compared to the 1995 increase of $.9 million was due to tighter inventory control in 1996, which resulted in a reduction of purchases during 1996. In 1995 the early receipt of Christmas season merchandise in the 1995 fourth quarter and reduced purchases for the 1996 spring season in the fourth quarter of 1995 resulted in a higher decrease in accounts payable for 1995 of $9 million compared to the 1996 decrease of $3.9 million. The change in accrued expenses for 1996 compared to 1995 is due to the timing of payments. Included in accrued expenses is a reserve for closed stores. As of January 26, 1997 the Company had terminated and entered into sublease arrangements for all but six leased stores and one owned location. The annual sublease income generated approximates the Company's annual costs. The Company retains its primary obligation under the prime lease should a sublease tenant default on its sublease obligation. At January 26, 1997 the remaining reserve of $2.1 million primarily represents lease termination costs for the remaining six store locations and estimated losses associated with the sale and or sublease of real estate.

  Discontinued operations used net cash of $.3 million related to payments for operations disposed of in prior years. Net cash of $1.9 million in 1995 was primarily for legal expenditures incurred to defend the Company in a 1991 saltwater pollution lawsuit.

  In 1994 the Company issued restricted stock grants under the 1986 stock incentive plan, as amended in 1992, to employees of the Company. The noncash transaction was completed by issuing shares of treasury stock. The market value of the shares granted amounted to $.3 million and was charged to selling expense in 1994. On January 28, 1996 restrictions on the grants expired and in February 1996, 59,301 shares were issued.

  Net cash used for investing activities in 1996 was $3.4 million compared to $5.2 million in 1995.

  Net cash provided by financing activities was $2.7 million, which included additional mortgage financings of $5.1 million. Net cash used of $43.8 million in 1995 included the payment of long-term debt and capital lease obligations of $77.1 million (principally the mortgage notes of $76 million). Offsetting, in part, the mortgage note repayment was $35 million of new mortgage financings, which the Company entered into during the third and fourth quarters of 1995.

  The weighted average interest rate on debt outstanding at January 26, 1997 was 10%. The Company has a $25 million secured credit agreement with a bank that expires June 30, 1997. The credit agreement is secured by mortgages on retail properties owned by Frank's Nursery & Crafts, Inc. The credit agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under the credit agreement at January 26, 1997.

  As of February 26, 1997 the Company had $21 million outstanding under the secured credit agreement. The Company plans either to extend the maturity of the existing credit facility or negotiate a new credit facility prior to June 30, 1997. If the Company is unable to secure a replacement credit facility, the Company believes that its cash flow from operations, together with additional capital raised through a) additional mortgage financings, b) expense reductions or c) new debt offerings, will be sufficient to meet its seasonal working capital requirements.

  Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $20.4 million at January 26, 1997, thus prohibiting the Company from paying cash dividends or purchasing treasury stock. None of the Company's debt agreements affect its ability to declare and pay a stock dividend. On February 26, 1997 a 5% stock dividend for shareholders of record on March 14, 1997 was declared. The stock dividend is payable on April 4, 1997. The Company was in compliance with all other covenants.

  Total shareholders' equity in 1996 decreased $10.7 million to $99.5 million from $110.2 million in 1995, due primarily to the 1996 net loss. Long-term debt as a percentage of total capitalization increased from 64% in 1995 to 66% in 1996.

  In December 1988 the Board of Directors authorized the repurchase, in open market transactions, of up to 2,000,000 additional shares of the Company's common stock. As of January 26, 1997 the total remaining authorization was for 628,750 shares. The Company did not repurchase any shares in fiscal 1996 or 1995.


Working Capital
---------------

Working capital amounted to $53 million at January 26, 1997 compared to $45 million at January 28, 1996. The ratio of current assets to current liabilities was 1.6 in 1996 compared to 1.5 in 1995. Working capital included $43 million of cash and cash equivalents at January 26, 1997 compared to $30 million of cash and cash equivalents at January 28, 1996.

  The Company believes its cash flow from operations, utilization of available borrowings under the credit agreement (either the existing, renewed or new credit agreement) and/or additional capital raised through a) additional mortgage financings, b) expense reductions or c) new debt offerings, will be sufficient to meet its seasonal working capital needs, pay approximately $21 million in fixed interest charges and to fund capital expenditures of approximately $6 million for 1997. In 1997 the Company currently plans to open one new store and to remodel three to four existing stores.


Inflation
---------

Inflation has been modest in recent years and has not had a significant effect on the Company. If merchandise costs were to increase because of inflation, management believes such increases could be recovered through higher selling prices, since virtually all retailers would be similarly affected.

--------------------------------------------------------

SAFE HARBOR STATEMENT under the Private Securities Litigation Reform Act of 1995: Except for the historical information contained herein, the matters discussed in this annual report are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements
     --------------------

     The Company's consolidated financial statements and supplementary data are listed in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a)   Directors
                ---------
                Information on Nominee and Incumbent Directors, which appears on pages 5 and 6 of the Company's 1997 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.


          (b)   Executive Officers
                ------------------

                                  POSITION AND OFFICE WITH
NAME                       AGE          THE COMPANY
----                       ---    ------------------------
Harris J. Ashton           64     Chairman of the Board of Directors, President
                                  and Chief Executive Officer


Ernest W. Townsend         51     Executive Vice President, President and Chief
                                  Operating Officer - Frank's


William C. Boyd            67     Executive Vice President - Frank's


Robert M. Lovejoy, Jr.     53     Vice President and Treasurer


James R. Simpson           45     Vice President and Controller


J. Theodore Everingham     57     Vice President, General Counsel and Secretary



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

  Mr. Townsend has been President and Chief Operating Officer of Frank's and Executive Vice President of General Host since January 13, 1997. He was most recently President of Dole Food Company North America, having joined Dole in 1992. Prior thereto he was President of Kraft's Frozen Food Group, having joined Kraft in 1987 as President and Chief Operating Officer of The All American Gourmet Company, a subsidiary of General Host, which was purchased by Kraft. Prior thereto he was employed by General Host in various capacities since 1972.

  Mr. Boyd has been Executive Vice President of Frank's since June 1987 and prior thereto was employed by Frank's in various capacities since 1949.

  Mr. Lovejoy was named Vice President on February 22, 1991. He has been Treasurer of the Company since September 1988.

  Mr. Simpson was named Vice President on February 22, 1991. He has been Controller of the Company since July 1989.

  Mr. Everingham was named Vice President, General Counsel and Secretary on July 12, 1995. He was self-employed in the private practice of law from January 1995 to July 1995 and was a partner of the law firm of Dykema Gossett PLLC for more than five years prior thereto.



ITEM 11.  EXECUTIVE COMPENSATION

  Executive Compensation and Other Information which appears on pages 8 through 15 of the Company's 1997 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information on the ownership of Company securities by certain beneficial owners and management which appears on pages 2 through 4 of the Company's 1997 Proxy Statement is incorporated by reference in this Annual Report on Form 10-K.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information on transactions with management and others which appears on pages 6 and 7 and pages 14 through 18 of the Company's 1997 Proxy Statement, is incorporated by reference in this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   List of documents filed as part of this report:

1.   FINANCIAL STATEMENTS
                                                                Page No.
                                                                --------

     -  Report of Independent Accountants                         F-1

     -  Consolidated Balance Sheets - for the years               F-2
        ended January 26, 1997 and January 28, 1996.

     -  Consolidated Statements of Income - for the               F-3
        years ended January 26, 1997, January 28, 1996 and January 29, 1995.

     -  Consolidated Statements of Changes in                     F-4
        Shareholders' Equity - for the years ended
        January 26, 1997, January 28, 1996 and
        January 29, 1995.

     -  Consolidated Statements of Cash Flow - for                F-5
        the years ended January 26, 1997,
        January 28, 1996 and January 29, 1995.

     -  Notes to Consolidated Financial Statements             F-6 to F-19

2. FINANCIAL STATEMENT SCHEDULES
   -----------------------------

        Schedules not included have been
        omitted because they are not
        applicable or the required information
        is shown in the consolidated financial
        statements or notes thereto.

   VIII -  Valuation and qualifying accounts-                  F-22 to F-24
           years ended January 26, 1997, January
           28, 1996 and January 29, 1995.

3. EXHIBITS
   --------

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

       (c) Certificate of Amendment of the Restated Certificate, filed October 30, 1969. (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(c))

       (d) Certificate of Amendment of the Restated Certificate, filed June 15, 1977. (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(d))

       (e)  Certificate of Amendment of the Restated Certificate, filed
            June 27, 1985. (Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 26, 1992, File No. 1-1066 ("1991 Form 10-K"), Exhibit 3(f))

       (f) Certificate of Amendment of the Restated Certificate, filed April 14, 1988. (Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 28, 1996, File No. 1-1066 ("1995 Form 10-K"), Exhibit 3.01(f))

  3.02 By-Laws of the Company, amended as of November 6, 1986. (Incorporated by reference to the 1992 Form 10-K, Exhibit 3(g))

   Exhibit No.                    Description of Exhibit
   -----------                    ----------------------

   4.    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

   4.01  (a)  Rights Agreement, dated as of March 7, 1990, by and between the
              Company and Manufactures Hanover Trust Company. (Incorporated by reference to the Company's Form 8-A Registration Statement, filed March 23, 1995 ("1995 Form 8-A"), Exhibit 1, 2)

         (b) Amendment No. 1 to the Rights Agreement dated as of March 1, 1995 by and between the Company and Chemical Bank, as successor to Manufactures Hanover Trust Company. (Incorporated by reference to the Company's 1995 Form 8-A, Exhibit 1a)

   4.02* (a)  Promissory Note in the original principal amount of $825,000 dated
              August 31, 1995 from Frank's Nursery & Crafts, Inc. ("Frank's") to MetLife Capital Financial Corporation ("MetLife"). (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.02(a))

         (b) Commercial Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of August 31, 1995 by and between Frank's and MetLife. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.02(b))

         (c) Security Agreement dated as of August 31, 1995 by and between Frank's and MetLife. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.02(c))

         (d) Assignment of Rents and Leases dated as of August 31, 1995 by and between Frank's and MetLife. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.02(d))

         (e) Guaranty dated as of August 31, 1995 by the Company in favor of MetLife. (Incorporated by reference to the 1995 Form 10-K,
              Exhibit 4.02(e))

   Exhibit                        Description of Exhibit
   -------                        ----------------------

   4.03*(a) Mortgage Note in the original principal amount of $4,950,000 dated January 25, 1996 from Frank's to People's Bank ("People's"). (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.03(a))


        (b) Mortgage Deed and Security Agreement dated as of January 25, 1996 by and between Frank's and People's. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.03(b))

        (c) Assignment of Rents and Leases dated as of January 25, 1996 by and between Frank's and People's. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.03(c))

        (d) Guaranty and Indemnity Agreement dated as of January 25, 1996 by the Company in favor of People's. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.03(d))

        (e) Escrow Agreement dated as of January 25, 1996 by and among Frank's, People's and Commonwealth Land Title Insurance Company. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.03(e))

---------------------
  * See Schedule of Substantially Identical Documents filed herewith.

   Exhibit No.                    Description of Exhibit
   -----------                    ----------------------

   4.04*(a) Promissory Note in the original principal amount of $682,878 dated March 14, 1996 from Frank's Nursery & Crafts, Inc. ("Frank's") to Midland Loan Services, L.P. ("Midland"). (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.04(a))

        (b) Mortgage, Security Agreement and Assignment of Leases and Rents dated as of March 14, 1996 by and between Frank's and Midland. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.04(b))

        (c) Assignment of Rents and Leases dated as of March 14, 1996 by and between Frank's and Midland. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.04(c))

        (d) Guaranty dated as of March 14, 1996 by the Company in favor of Midland. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.04(d))

        (e) Escrow Agreement dated as of March 14, 1996 by and between Frank's and Midland in its capacities as lender and escrow agent. (Incorporated by reference to the 1995 Form 10-K, Exhibit 4.04(e))

   4.05*(a) Promissory Note in the original principal amount of $741,000 dated as of April 22, 1996 from Frank's Nursery & Crafts, Inc. ("Frank's") to First Union National Bank of North Carolina ("First Union"). (Filed herewith)

        (b) Mortgage, Security Agreement and Assignment of Leases and Rents dated as of April 22, 1996 by and between Frank's and First Union. (Filed herewith)

        (c) First Amendment to Mortgage and Security Agreement dated as of May 1, 1996 by and between Frank's and First Union. (Filed herewith)

        (d) Guaranty dated as of April 22, 1996 by the Company in favor of First Union. (Filed herewith)

------------------
  * See Schedule of Substantially Identical Documents filed herewith.

   Exhibit No.                    Description of Exhibit
   -----------                    ----------------------

   4.06*(a) Mortgage-backed Credit Agreement in the aggregate face amount of $40,000,000 dated as of November 29, 1996 by and between the Company, Frank's Nursery & Crafts, Inc. ("Frank's") and Comerica Bank ("Comerica"). (Filed herewith)

        (b) Mortgage-Backed Note in the original principal amount of $25,000,000 dated as of November 29, 1996 by and between the Company, Frank's and Comerica. (Filed herewith)

        (c) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement dated as of November 29, 1996 by and between Frank's and Comerica. (Filed herewith)

        (d) Guaranty dated as of November 29, 1996 by the Company in favor of Comerica. (Filed herewith)

   4.07 (a) Indenture among the Company, certain guarantors named therein and Bankers Trust Company, as Trustee, dated as of February 28, 1992. (Incorporated by reference to the Company's Amendment No. 2 to the Form S-3 Registration Statement, filed January 31, 1992, Exhibit 4(c), File No. 33-43504)

        (b) Specimen of 11 1/2% Senior Notes due 2002. (Incorporated by reference to the Company's Form 8-A Registration Statement, dated February 21, 1992, Exhibit 2(a))

   4.08 (a) Indenture among the Company and United States Trust Company of New York, as Trustee, dated as of February 28, 1992. (Incorporated by reference to the Company's Amendment No. 2 to the Form S-3 Registration Statement, filed January 31, 1992, Exhibit 4(b), File No. 33-43504)

        (b) Specimen of 8% Convertible Subordinated Notes due 2002. (Incorporated by reference to the Company's Form 8-A Registration Statement, dated February 21, 1992, Exhibit 2(a))

-------------------
  * See Schedule of Substantially Identical Documents filed herewith.

   Exhibit No.                    Description of Exhibit
   ------------                   -----------------------

   10.  MATERIAL CONTRACTS

   10.01 Employment Agreement dated as of January 1, 1992 by and between the Company and Harris J. Ashton. (Incorporated by reference to the 1992 Form 10-K, Exhibit 10(a), File No. 1-1066)

   10.02 Agreement between the Company and a Trust established for the benefit of Mr. and Mrs. Ashton's beneficiaries dated November 1, 1989. (Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended January 27, 1991 ("1990 10-K"), Exhibit 10(b), File No. 1-1066)

   10.03  (a)    Frank's 1997 Executive Compensation Program. (Filed herewith)

          (b) The Company's 1997 Executive Compensation Program. (Filed herewith)

   10.04 1996 Stock Incentive Plan adopted May 16, 1996. (Incorporated by reference to the Company's Proxy Statement for its fiscal year ended January 28, 1996, Exhibit A)

   10.05  (a)    1994 Non-Employee Directors Stock Option Plan adopted October
                 12, 1994. (Incorporated by reference to the 1995 Form 10-K,
                 Exhibit 10.05(a), File No. 1-1066)

          (b) Directors' Stock Option Plan dated March 20, 1986. (Incorporated by reference to the 1991 Form 10-K, Exhibit 10
                 (e), File No. 1-1066)

   11.01 Statement re: computation of per share earnings. (Filed herewith)

   12.01         Statement re: computation of ratios. (Filed herewith)

   21.01         Subsidiaries of the Registrant. (Filed herewith)

   23.01         Consent of Price Waterhouse LLP. (Filed herewith)

  Exhibit No.                     Description of Exhibit
  -----------                     ----------------------

  24.01     Powers of Attorney. (Filed herewith)

      (a)   Christopher A. Forster     Director

      (b)   S. Joseph Fortunato        Director

      (c)   Philip B. Harley           Director

      (d)   Richard W. Haskel          Director

      (e)   Edward H. Hoornstra        Director

      (f)   Charles B. Johnson         Director

      (g)   Kelly Ashton Sant Albano   Director

  27.01     Financial Data Schedule. (Filed herewith)

                 SCHEDULE OF SUBSTANTIALLY IDENTICAL DOCUMENTS
                 ---------------------------------------------

Exhibit No.
-----------

4.02      (1)  (a) Promissory notes in the original principal amounts of
               $975,000, $937,000 and $825,000; (b) related Commercial
               Mortgages on properties located in Merrilville, Indiana, Columbus, Indiana and South Bend, Indiana, respectively; (c) related Security Agreements; (d) related Assignments of Rents and Leases; and (e) related Guaranties, all dated August 31, 1995 and governed by Indiana law.

          (2) (a) Promissory notes in the original principal amounts of $660,000, $675,000, $690,000 and $825,000; (b) related
               Commercial Mortgages on properties located in Waukegan, Illinois, Evergreen Park, Illinois, St. Charles, Illinois and Naperville, Illinois, respectively; (c) related Security Agreements; (d) related Assignments of Rents and Leases; and (e) related Guaranties, all dated August 31, 1995 and governed by Illinois law.

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

4.03      (1)  (a) Mortgage and Security Agreement on property located in
               Kingston, New York; and (b) Assignment of Rents and Leases, each dated as of January 25, 1996 and governed by New York law.

Exhibit No.
-----------

4.04      (1)  (a) Promissory notes in the original principal amounts of
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

Exhibit No.
-----------

4.04 (cont.)

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

         (8) (a) Amended and Restated Promissory Note in the original principal amount of $2,583,273.69 dated as of December 1, 1995 from Frank's to Midland Commercial Financing Corp; (b) related Mortgages dated as of October 16, 1995, as amended as of December 1, 1995 on properties located in Okemos, Michigan and Joliet, Illinois; (c) related Assignments of Rents and Leases dated as of October 16, 1995, as amended as of December 1, 1995;
               (d) Amended and Restated Guaranty dated as of December 1, 1995 from the Company in favor of Midland Commercial Financing Corp.; and (e) related Escrow Agreements dated as of October 13, 1995.

4.05     (1)   (a) Promissory Notes in the original principal amount of $683,000 and $657,000; (b) related Mortgages, Security Agreements and
               Assignments of Leases and Rents on properties located in Louisville, Kentucky and Louisville, Kentucky; and (c) related
               Guaranty, all dated as of April 22, 1996 and governed by Kentucky law.

         (2) (a) Promissory Notes in the original principal amount of $849,000 and $659,000; (b) related Mortgages, Security Agreements and Assignments of Leases and Rents on properties located in Flint, Michigan and Grand Rapids, Michigan; and (c) related Guaranty, all dated as of April 22, 1996 and governed by Michigan law.

Exhibit No.
-----------

4.05 (cont.)

         (3) (a) A Promissory Note in the original principal amount of $865,000; (b) related Mortgage, Security Agreement and Assignment of Leases and Rents on property located in Cincinnati, Ohio; and (c) related Guaranty, all dated as of April 22, 1996 and governed by Ohio law.

4.06     (1)   Mortgage, Security Agreement, Assignment of Rents and Leases,
               Fixture Filing and Financing Statement on property located in Milford, Connecticut, dated November 29, 1996 and governed by
               Connecticut law.

         (2) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in St. Petersburg, Florida, New Port Richey, Florida, Largo, Florida, Tampa, Florida, Tampa, Florida, Bradenton, Florida and Clearwater, Florida, all dated November 29, 1996 and governed by Florida law.

         (3) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Bedford Park, Illinois, dated November 29, 1996 and governed by Illinois law.

Exhibit No.
-----------

4.06 (cont.)
   (4) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Fort Wayne, Indiana, Fort Wayne, Indiana and Mishawaka, Indiana, all dated November 29, 1996 and governed by Indiana law.

   (5) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Florence, Kentucky, dated November 29, 1996 and governed by Kentucky law.

   (6) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Owings Mills, Maryland, dated November 29, 1996 and governed by Maryland law.

   (7) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Tauton, Massachusetts, Brockton, Massachusetts, Hadley, Massachusetts, Springfield, Massachusetts and Westfield, Massachusetts, all dated November 29, 1996 and governed by Massachusetts law.

   (8) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Dearborn Heights, Michigan, Saginaw, Michigan, Saginaw, Michigan, Utica, Michigan, Grandville, Michigan, Flint, Michigan, Warren, Michigan, Bay City, Michigan, Lincoln Park, Michigan, Portage, Michigan, Lansing, Michigan and Norton Shores, Michigan, all dated November 29, 1996 and governed by Michigan law.

   (9) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Bloomington, Minnesota, Blain, Minnesota and St. Paul, Minnesota all dated November 29, 1996 and governed by Minnesota law.

   (10) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Ballwin, Missouri, dated November 29, 1996 and governed by Missouri law.

Exhibit No.
-----------

4.06 (cont.)

   (11) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Sea Girt, New Jersey, West Long Branch, New Jersey, Kenvil, New Jersey, Hazlet, New Jersey and Howell, New Jersey, all dated November 29, 1996 and governed by New Jersey law.

   (12) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Columbus, Ohio, Columbus, Ohio, Columbus, Ohio, Toledo, Ohio, Toledo, Ohio, Northwood, Ohio, Springfield, Ohio, Cincinnati, Ohio, Cincinnati, Ohio and Huber Heights, Ohio, all dated November 29, 1996 and governed by Ohio law.

   (13) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement on property located in Philadelphia, Pennsylvania and Exton, Pennsylvania, both dated November 29, 1996 and governed by Pennsylvania law.


  B. Reports on Form 8-K
     --------------------

     During the last quarter of the period covered by this report, the Company did not file a report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENERAL HOST CORPORATION


     Date:  April 23, 1997                 By  /s/ Harris J. Ashton
                                             --------------------------------
                                               Harris J. Ashton
                                             Chairman of the Board of
                                             Directors, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Date:  April 23, 1997                 By  /s/ Harris J. Ashton
                                             -------------------------------
                                               Harris J. Ashton
                                             Chairman of the Board of
                                             Directors, President and
                                             Chief Executive Officer
                                             (Principal Executive and
                                             Financial Officer)


     Date:  April 23, 1997                 By   /s/ James R. Simpson
                                            --------------------------------
                                                James R. Simpson
                                             Vice President and Controller
                                             (Principal Accounting Officer)

     Date:  April 23, 1997                 By
                                             -------------------------------
                                               C. Whitcomb Alden, Jr.
                                                     Director

     Date:  April 23, 1997                 By      CHRISTOPHER A. FORSTER*
                                             -------------------------------
                                               Christopher A. Forster
                                                     Director

     Date:  April 23, 1997                 By      S. JOSEPH FORTUNATO*
                                             -------------------------------
                                               S. Joseph Fortunato
                                                     Director

     Date:  April 23, 1997                 By      KELLY ASHTON SANT ALBANO*
                                             -------------------------------
                                               Kelly Ashton Sant Albano
                                                     Director

     Date:  April 23, 1997                 By      PHILIP B. HARLEY*
                                             -------------------------------
                                               Philip B. Harley
                                                     Director

     Date:  April 23, 1997                 By      RICHARD W. HASKEL*
                                             -------------------------------
                                               Richard W. Haskel
                                                     Director

     Date:  April 23, 1997                 By      EDWARD H. HOORNSTRA*
                                             --------------------------------
                                               Edward H. Hoornstra
                                                     Director

     Date:  April 23, 1997                 By      CHARLES B. JOHNSON*
                                             --------------------------------
                                               Charles B. Johnson
                                                     Director

     Date:  April 23, 1997               * By  /s/ J. Theodore Everingham
                                              ------------------------------
                                                  (Attorney-in-Fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) and (2) on page 15 present fairly, in all material respects, the financial position of General Host Corporation and its subsidiaries at January 26, 1997 and January 28, 1996, and the results of their operations and their cash flows for the three years in the period ended January 26, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Detroit, Michigan
February 26, 1997, except as to the
stock dividend described in Note 1
which is as of March 14, 1997

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
JANUARY 26, 1997 AND JANUARY 28, 1996



                                                       1996         1995
                                                    ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   43,320   $   29,901
  Accounts and notes receivable                          4,420        3,823
  Merchandise inventory                                 81,575       88,162
  Prepaid expenses and other current assets             10,671        9,417
                                                    ----------   ----------
       Total current assets                            139,986      131,303
                                                    ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, LESS ACCUMULATED
  DEPRECIATION OF $173,228 AND $154,830                220,626      237,803
INTANGIBLES, LESS ACCUMULATED AMORTIZATION
  OF $10,653 AND $9,783                                 15,266       16,136
OTHER ASSETS AND DEFERRED CHARGES                       10,544       10,543
                                                    ----------   ----------
                                                    $  386,422   $  395,785
                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $   43,868   $   47,776
  Accrued expenses                                      40,595       36,359
  Current portion of long-term debt                      2,254        1,974
                                                    ----------   ----------
       Total current liabilities                        86,717       86,109
                                                    ----------   ----------
LONG-TERM DEBT:
  Senior debt                                          127,761      124,898
  Subordinated debt                                     65,000       65,000
                                                    ----------   ----------
       Total long-term debt                            192,761      189,898
                                                    ----------   ----------

OTHER LIABILITIES AND DEFERRED CREDITS                   7,449        9,550
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value, 100,000,000
    shares authorized, 31,752,450 shares issued         31,752       31,752
  Capital in excess of par value                        81,186       81,186
  Retained earnings                                     58,127       79,924
                                                    ----------   ----------
                                                       171,065      192,862

  Cost of 7,338,605 and 8,505,096 shares of
    common stock in treasury                           (69,561)     (80,618)
  Notes receivable from exercise of
    stock options                                       (2,009)      (2,016)
                                                    ----------   ----------
       Total shareholders' equity                       99,495      110,228
                                                    ----------   ----------
                                                    $  386,422   $  395,785
                                                    ==========   ==========


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEARS ENDED JANUARY 26, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995


                                       1996        1995         1994
                                    ----------   ---------    ---------
REVENUES:
  Sales                             $  530,752   $ 593,270    $ 567,987
  Other income                             825       3,294        2,007
                                    ----------   ---------    ---------
                                       531,577     596,564      569,994
                                    ----------   ---------    ---------

COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy               383,099     429,181      402,839
  Selling, general and
    administrative                     138,355     148,502      140,171
  Interest and debt expense             20,863      23,845       22,911
                                    ----------   ---------    ---------
                                       542,317     601,528      565,921
                                    ----------   ---------    ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  AND NET INVESTMENT GAIN              (10,740)     (4,964)       4,073
INCOME TAX BENEFIT                                    (625)        (900)
NET GAIN ON SALE OF INVESTMENT
  IN AN UNCONSOLIDATED AFFILIATE                                  3,612
                                    ----------   ---------    ---------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                           (10,740)     (4,339)       8,585
LOSS FROM DISCONTINUED OPERATIONS                   (3,000)
                                    ----------   ---------    ---------
NET INCOME (LOSS)                   $  (10,740)  $  (7,339)   $   8,585
                                    ==========   =========    =========

INCOME (LOSS) PER SHARE:
  Income (loss) from continuing
    operations                      $     (.44)  $    (.18)   $     .35
  Loss from discontinued operations                   (.12)
                                    ----------   ---------    ---------
  Net income (loss)                 $     (.44)  $    (.30)   $     .35
                                    ==========   =========    =========

AVERAGE SHARES OUTSTANDING              24,414      24,416       24,411
                                    ==========   =========    =========

See accompanying notes.

                            GENERAL HOST CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FISCAL YEARS ENDED JANUARY 26, 1997, JANUARY 28, 1996
                              AND JANUARY 29, 1995
                             (DOLLARS IN THOUSANDS)


                                                                                                             Notes
                                                                                                           Receivable
                                                                                                 Cost of      from
                                                               Common    Capital in              Common      Exercise     Total
                                     Shares of Common Stock    Stock     Excess of    Retained   Stock in    of Stock  Shareholders'
                                      Issued    In Treasury    Issued    Par Value    Earnings   Treasury    Options      Equity
                                     ----------  -----------   --------  ----------   ---------  ---------  ---------- -------------
BALANCE AT JANUARY 30, 1994          31,752,450  (10,735,904)  $ 31,752   $   85,145  $ 95,543   $(101,765)  $ (1,961)  $ 108,714

Net income                                                                                8,585                             8,585
Stock dividend                                     1,054,307                  (3,668)    (6,326)     9,994
Restricted stock grants issued                        68,300                    (306)                  648                    342
Issuance of common stock                               1,800                      (8)                   17                      9
                                     ----------  -----------   --------   ----------  ---------  ---------   ---------  ---------
BALANCE AT JANUARY 29, 1995          31,752,450   (9,611,497)    31,752       81,163     97,802    (91,106)    (1,961)    117,650

Net loss                                                                                 (7,339)                           (7,339)
Stock dividend                                     1,108,751                      (6)   (10,504)    10,510
Restricted stock grants cancelled                    (12,350)                     54                  (117)                   (63)
Stock option exercised                                10,000                                (40)        95        (55)
Income tax effect (net) related to
  stock options and grants                                                       (25)         5                               (20)
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   ---------
BALANCE AT JANUARY 28, 1996          31,752,450   (8,505,096)    31,752       81,186     79,924    (80,618)    (2,016)    110,228

Net loss                                                                                (10,740)                          (10,740)
Stock dividend declared on
  February 26, 1997                                1,166,491                            (11,057)    11,057
Note repayment                                                                                                      7           7
                                     ----------  -----------   --------   ----------  ---------  ---------  ---------   ---------
BALANCE AT JANUARY 26, 1997          31,752,450   (7,338,605)  $ 31,752   $   81,186  $  58,127  $ (69,561) $  (2,009)  $  99,495
                                     ==========  ===========   ========   ==========  =========  =========  =========   =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
FISCAL YEARS ENDED JANUARY 26, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995



                                                             1996          1995           1994
                                                          ----------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations                $  (10,740)    $  (4,339)    $   8,585
  Noncash adjustments:
    Depreciation and amortization                             22,377        22,888        23,836
    Net gain on sale of investment in an
      unconsolidated affiliate                                                            (3,612)
    Other                                                        775          (585)        1,674
                                                          ----------     ---------     ---------
                                                              12,412        17,964        30,483
  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and notes receivable         (21)        2,499         2,751
    (Increase) decrease in inventory                           6,587          (924)          569
    (Increase) decrease in prepaid expenses                   (1,254)         (828)        1,333
    Increase (decrease) in accounts payable                   (3,908)       (8,950)        7,175
    Increase (decrease) in accrued expenses                      665       (12,348)       (3,951)
                                                          ----------     ---------     ---------
  Net cash provided by (used for)
    continuing operations                                     14,481        (2,587)       38,360
  Net cash used for discontinued operations                     (325)       (1,905)         (333)
                                                          ----------     ---------     ---------
                                                              14,156        (4,492)       38,027
                                                          ----------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (4,371)       (5,497)       (5,391)
  Proceeds from sales of property, plant and equipment           930           342         3,016
  Net proceeds from the sale of investment in an
    unconsolidated affiliate                                                               3,612
  Proceeds from the sales of marketable securities                                           120
                                                          ----------     ---------     ---------
  Net cash provided by (used for) investing activities        (3,441)       (5,155)        1,357
                                                          ----------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                   5,137        34,984
  Debt issue costs                                              (439)       (1,681)
  Payment of long-term debt and capital lease
    obligations                                               (1,994)      (77,117)      (18,877)
                                                          ----------     ---------     ---------
  Net cash provided by (used for) financing activities         2,704       (43,814)      (18,877)
                                                          ----------     ---------     ---------
Increase (decrease) in cash and cash equivalents              13,419       (53,461)       20,507
Cash and cash equivalents at beginning of year                29,901        83,362        62,855
                                                          ----------     ---------     ---------
Cash and cash equivalents at end of year                  $   43,320     $  29,901     $  83,362
                                                          ==========     =========     =========



See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ACCOUNTING POLICIES

General Host is the nation's leading specialty retailer of lawn and garden products, crafts and Christmas merchandise. Below are those accounting policies considered to be significant.

THE FISCAL YEAR is comprised of 52 or 53 weeks, ending on the last Sunday in January. The 1996, 1995 and 1994 fiscal years each reflect a 52- week period.

THE CONSOLIDATED FINANCIAL STATEMENTS include the accounts of General Host Corporation and its subsidiaries (the "Company"). Intercompany balances and transactions are eliminated. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates. Actual results could differ from those estimates. Certain reclassifications have been made to prior years' financial statements to conform to the 1996 presentation.

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

ADVERTISING COSTS are expensed when the advertising first takes place. Advertising expenditures were $22,262,000 for 1996, $24,373,000 for 1995 and $21,721,000 for 1994.

STORE CLOSING COSTS include provisions for estimated future net lease obligations, nonrecoverable investments in fixed assets, and other expenses directly related to discontinuance of operations. Provisions for store closings are charged to operations in the period when the decision is made to close a retail unit.

PROPERTY, PLANT AND EQUIPMENT, including significant improvements thereto, are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. The cost of plant and equipment is depreciated over the estimated useful lives using the straight-line method. Estimated useful lives, including capital leases, are: buildings, 10-40 years or, if shorter, the terms of the lease; equipment, 3-20 years. Leasehold improvements are depreciated over the lease terms of the respective leases or the estimated useful lives. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in the statement of income.

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

IMPAIRMENT OF LONG-LIVED ASSETS is reviewed annually by the Company in accordance with Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets," (FAS 121) by comparing estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if an impairment exists. The adoption of FAS 121 in fiscal 1996 did not require an adjustment to the results of operations or the financial position of the Company.

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

     PRIMARY EARNINGS PER SHARE is based on the weighted average number of common shares outstanding, which includes 1,166,491 shares representing the 5% stock dividend described below.

     FULLY DILUTED EARNINGS PER SHARE is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense on the 8% Convertible Subordinated Notes is added back to net earnings. Fully diluted earnings per share impacted the first quarter of 1995.

     SUBSEQUENT TO FISCAL 1996 a 5% stock dividend was declared on February 26, 1997 by the Board of Directors for shareholders of record on March 14, 1997. The stock dividend is payable on April 4, 1997 and all stock-related data in the consolidated financial statements reflect the stock dividend for all periods presented.




NOTE 2: DISCONTINUED OPERATIONS

In prior years' the Company has sold businesses that have been treated as discontinued operations for financial statement presentation.

     The assets and liabilities for discontinued operations sold in prior years' were as follows:


------------------------------------------------------------
(In thousands)                           1996         1995
------------------------------------------------------------
Prepaid pension asset (Note 10)      $  1,123     $    501
                                     ========     ========

Accrued expenses                     $  1,619     $  1,721
Other liabilities                       1,178        1,401
                                     --------     --------
                                     $  2,797     $  3,122
                                     ========     ========

     In 1995 the Company charged to discontinued operations a loss of $3,000,000, or $.12 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit (Note 13).



NOTE 3: OTHER INCOME


------------------------------------------------------------
(In thousands)                 1996        1995       1994
------------------------------------------------------------
Interest on cash
  equivalents and
  marketable securities      $    788   $  2,363   $  1,365
Miscellaneous                      37        931        642
                             --------   --------   --------
                             $    825   $  3,294   $  2,007
                             ========   ========   ========

NOTE 4: INCOME TAXES


The components of the income tax benefit are as follows:


-----------------------------------------------------------------------
(In thousands)                             1996       1995       1994
-----------------------------------------------------------------------
CONTINUING OPERATIONS:
  Current federal income taxes           $          $    (25)  $   (900)
  Current state and other income taxes                  (600)
  Deferred federal income taxes
  Deferred state and other income taxes
                                         --------   --------   --------
Total income tax benefit                 $   ---    $   (625)  $   (900)
                                         ========   ========   ========



          Differences between income taxes of continuing operations and income taxes based on statutory federal income tax rates applied to income before taxes are as follows:


------------------------------------------------------------------------
(In thousands)                            1996       1995        1994
------------------------------------------------------------------------
Federal income taxes based on
  statutory rates                      $ (3,652)  $ (2,708)   $  2,613
Increases (decreases) in rates
  resulting from:
    Limitation (utilization)
      of tax loss carryforwards           3,493      2,145      (2,207)
    Elimination of reserves no
      longer required                                 (600)     (1,000)
    Effect of graduated rates
    Amortization of intangibles
      and other acquisition costs           136        136         136
    Other                                    23        402        (442)
                                       --------   --------    --------
                                       $    ---   $   (625)   $   (900)
                                       ========   ========    ========

     The tax effects of the principal temporary deferred tax assets and liabilities are as follows:

----------------------------------------------------------------------
(In thousands)                                  1996           1995
----------------------------------------------------------------------
LIABILITIES:
Property, plant & equipment                  $ (14,708)     $ (16,168)
                                             ---------      ---------
Gross deferred tax liabilities                 (14,708)       (16,168)
                                             ---------      ---------

ASSETS:
Inventory                                          736          1,043
Accrued expenses                                 3,241          3,091
Other                                              422            244
Loss on equity investment in an
  unconsolidated affiliate                         721            721
Store closing reserve                              796          1,545
NOL carryforward                                20,917         18,029
                                             ---------      ---------
Gross deferred tax assets                       26,833         24,673
                                             ---------      ---------

Net deferred tax asset                          12,125          8,505
Valuation allowance                            (12,125)        (8,505)
                                             ---------      ---------
                                             $      --      $      --
                                             =========      =========


          In 1995, the tax provision was unfavorably impacted by an increase in the valuation allowance as a result of the loss not being benefitted. A valuation allowance was provided in 1993 against the net deferred tax asset resulting from the Company's net operating loss and the loss from an investment in an unconsolidated affiliate. Due to the Company's historical operating results, a valuation allowance for the net deferred tax asset balance is recorded at January 26, 1997.

          At January 26, 1997 the federal tax NOL carryforwards approximated $61,500,000. As a result of the valuation allowance, approximately $31,000,000 of these carryforwards have not been benefitted and utilization will be recognized against future income. The net operating loss will expire as follows: in January 2008 -- $5,000,000, January 2009 -- $39,000,000, January 2010 -- $3,000,000, January 2011 -- $6,000,000 and
     January 2012 -- $8,500,000.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

-----------------------------------------------------------------
(In thousands)                           1996       1995
-----------------------------------------------------------------
Land                                   $ 45,328   $ 45,928
Buildings:
  Owned                                 169,141    168,964
  Capital leases (Note 9)                17,445     17,445
Equipment                               110,361    106,610
Leasehold improvements                   48,328     48,107
Construction in progress                  3,251      5,579
                                       --------   --------
                                        393,854    392,633

Less accumulated depreciation,
  including capital lease amounts
  of $10,889 and $10,046                173,228    154,830
                                       --------   --------
                                       $220,626   $237,803
                                       ========   ========



NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable include amounts payable to brokers for purchases of cash equivalents of $15,998,000 in 1996 and $19,997,000 in 1995.

     Accrued expenses are as follows:

-----------------------------------------------------------------
(In thousands)                           1996       1995
-----------------------------------------------------------------
Income taxes                           $   400    $   301
Taxes, other than income taxes           6,136      6,580
Payroll and other compensation           5,689      2,338
Advertising                              2,150      2,406
Insurance                                3,476      3,669
Interest                                 6,832      6,637
Litigation                               1,132      1,336
Other                                   14,780     13,092
                                       -------    -------
                                       $40,595    $36,359
                                       =======    =======

NOTE 7: LONG-TERM DEBT

-----------------------------------------------------------------
(In thousands)                           1996       1995
-----------------------------------------------------------------
SENIOR DEBT:
  11 1/2% Senior Notes due
    February 15, 2002                  $ 78,000   $ 78,000
  Mortgage notes due on varying
    dates from February 1, 2001
    to May 1, 2006                       38,979     34,804
  Capital leases (Note 9)                12,518     13,384
  Other                                     518        684
                                       --------   --------
                                        130,015    126,872
  Less current portion                    2,254      1,974
                                       --------   --------
                                        127,761    124,898
                                       --------   --------

SUBORDINATED DEBT:
  8% Convertible Subordinated Notes
     due February 15, 2002               65,000     65,000
                                       --------   --------
Total long-term debt                   $192,761   $189,898
                                       ========   ========


The Senior Notes, issued at par, bear interest at 11 1/2%. The Convertible Subordinated Notes, issued at par, bear interest at 8% and are convertible into common stock of the Company at a conversion price of $8.54 per share, subject to adjustments in certain events.

     The mortgage notes have interest rates varying from 7.8% to 9.625%, and the notes mature with balloon payments on varying dates from February 1, 2001 to May 1, 2006. The mortgage notes are secured by retail properties owned by Frank's Nursery & Crafts, Inc.

     The Company has a $25,000,000 secured credit agreement with a bank. The credit agreement is committed through June 30, 1997. There is a commitment fee of 5/8 of 1% on the $25,000,000. The credit agreement is secured by mortgages on retail properties owned by Frank's Nursery & Crafts, Inc. At the Company's option, interest under the agreement may be based on the London Interbank Offering Rate (LIBOR) or on the bank's prime rate. As of February 26, 1997, $21,000,000 was outstanding under the credit agreement.

     The credit agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. In addition, the Company is required to maintain a minimum credit facility of $15,000,000 at all times prior to May 31, 1997 under $4,950,000 of the mortgage financings. The Company was in compliance with all of the bank agreement covenants and other restrictions under all other debt agreements at January 26, 1997.

     Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $20,364,000 at January 26, 1997.

     Aggregate maturities of long-term debt for the five years subsequent to 1996, excluding capital lease obligations (Note 9), are $1,296,000 in 1997, $1,412,000 in 1998, $1,445,000 in 1999, $1,433,000 in 2000 and $5,204,000 in
2001.



NOTE 8: SHAREHOLDERS' EQUITY

The Company's 1996 stock incentive plan provides for the granting of options to key employees. Outstanding options under the 1996 stock incentive plan and the 1986 stock incentive plan, as amended in 1992, become exercisable at varying vesting rates and expire no later than ten years after grant date.

     The directors' stock option plan provides for the issuance of options to members of the Board of Directors who are not employees of the Company; options expire no later than five years after grant date.

     All of the aforementioned plans provide for adjustment of the exercise prices or number of shares to reflect changes in the corporate structure or shares of the Company. Under all plans, options are granted at prices not less than fair market value on the date of grant.

     In April 1994 the Company issued restricted stock grants under the plan to employees of the Company. The market value of the shares granted amounted to $341,500 for fiscal 1994 and was charged to selling expense. Restrictions on the grants expired on January 28, 1996 and in February 1996, 59,301 shares were issued.

     The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" in accounting for stock options under its stock incentive plans. If compensation cost had been determined based upon the fair value method in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the pro forma net loss in fiscal 1996 and fiscal 1995 would have been $11,634,000, or $.48 per share, and $7,904,000, or $.32 per share, respectively. For pro forma purposes the fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 1996 and 1995, respectively; risk-free interest rates of 6.41% and 5.35% and expected volatility of 37.62% and 35.77%, and an expected option life of 5 years and 3.07 years. For each year it was further assumed that no cash dividends would be issued.

     Changes in stock options during the three years ended January 26, 1997 are as follows:

                                        Shares      Option Prices
                                       ---------    -------------
OUTSTANDING AT JANUARY 30, 1994          943,400    $ 5.50-14.38

Options granted                          356,000      4.44- 5.75
Options cancelled/expired                (64,000)     5.50-14.38
                                       ---------    ------------

OUTSTANDING AT JANUARY 29, 1995        1,235,400      4.44-14.38

Options granted                          633,038      3.75- 7.25
Options exercised                        (15,000)     4.96- 5.46
Options cancelled/expired               (678,750)     4.44-12.97
                                       ---------    ------------

OUTSTANDING AT JANUARY 28, 1996        1,174,688      3.75-12.97

Options granted                          603,000      3.19
Options cancelled/expired               (340,550)     3.56- 8.63
                                       ---------    ------------

OUTSTANDING AT JANUARY 26, 1997        1,437,138    $ 3.19-12.32
                                       =========    ============


     At January 26, 1997 outstanding options for 1,153,738 shares are exercisable and 1,987,000 shares are available for granting additional options.

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

NOTE 9: LEASES

The Company's capital leases are principally for retail stores, for periods ranging up to 25 years. The Company's operating leases are principally for retail store locations.

  At January 26, 1997 lease obligations under capital leases, included in long-term debt (Note 7), and operating leases with lease terms longer than one year, are as follows:

----------------------------------------------------------------
                                           Capital    Operating
(In thousands)                              Leases       Leases
----------------------------------------------------------------
     Payable in    1997                   $  2,368     $ 13,207
                   1998                      2,422       12,992
                   1999                      2,363       12,185
                   2000                      2,322       11,685
                   2001                      2,202       11,098
     Payable after 2001                     10,430       76,038
                                          --------     --------

     Total minimum lease obligations        22,107     $137,205
                                                       ========

     Executory costs                           (28)
     Amount representing future interest    (9,561)
                                          --------

     Present value of net minimum lease
      obligations                         $ 12,518
                                          ========

     Future sublease rental income                     $  4,342
                                                       ========

     Rent expense was $21,915,000 in 1996, $22,473,000 in 1995 and $21,045,000
in 1994. Rent expense includes additional rentals based on retail store sales (in excess of the minimums specified in leases) of $691,000 in 1996, $815,000 in 1995 and $760,000 in 1994 and is reduced by sublease rental income of $859,000 in 1996, $832,000 in 1995 and $873,000 in 1994.

NOTE 10: PENSION PLAN

Retirement benefits for both salaried and hourly employees are provided through a noncontributory, defined contribution plan. Contributions are determined by the Board of Directors based upon assessment of the Company's fiscal year's profitability as related to pre-established financial objectives. There were no contributions made to the plan for 1996 and 1995. The 1994 contribution approved by the Board of Directors was $500,000. The plan also includes a 401(k)component, permitting employees to invest from 1% to 10% of their salary in the employee's choice of an equity fund, a balanced fund or a fixed income fund. The Company does not match employee contributions.

     The Company also sponsors a noncontributory, defined benefit pension plan, which covers former hourly employees of several discontinued operations and provides pension benefits of stated amounts multiplied by years of service. The Company contributes to this plan based on funding requirements determined by consulting actuaries using the accrued benefit (unit credit) method.

     Net periodic pension income consisted of the following:

------------------------------------------------------------------------
(In thousands)                             1996       1995       1994
------------------------------------------------------------------------
Interest cost on projected benefit
  obligations                          $  1,869   $  2,139   $  2,065
Actual return on plan assets             (2,491)    (2,269)    (2,684)
                                       --------   --------   --------
Net periodic pension income            $   (622)  $   (130)  $   (619)
                                       ========   ========   ========

     The following table summarizes the plan's funding status and the asset recognized in the consolidated balance sheets as of January 26, 1997 and January 28, 1996:

------------------------------------------------------------
(In thousands)                             1996       1995
------------------------------------------------------------
Actuarial present value of
  pension benefit obligations,
  all of which are vested              $(25,684)  $(27,439)

Plan assets at fair value                32,787     29,332

Unrecognized gain                        (5,980)    (1,392)
                                       --------   --------

Pension asset in the
  consolidated balance sheets          $  1,123   $    501
                                       ========   ========

     The above amounts were determined as of December 31 each year. The assumed discount rate for projected benefit obligations was 7.5% for 1996 and 7.25% for 1995. The expected long-term return on plan assets was 9% for 1996 and 1995.

     The assets of the plan consist primarily of U.S. government securities and listed stocks and bonds, including common stock of the Company with a quoted market value of $1,068,000 at December 31, 1996 and $1,550,000 at December 31, 1995.

NOTE 11: OTHER POSTRETIREMENT BENEFITS

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

     The accrued postretirement liability recognized in the consolidated balance sheets was $1,358,000 at January 26, 1997 and $1,577,000 at January 28, 1996.
The net periodic postretirement benefit cost was $82,000 for 1996 and $105,000 for 1995. The amounts were determined as of December 31 each year. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1996 and 7.25% for 1995. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.4% in 1996 grading down uniformly to 5.5% in 2005. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation would be increased by 6.3% for 1996. The effect of this change on the interest cost component of net periodic postretirement benefit cost for 1996 would be an increase of 5.8%.

NOTE 12: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The estimated fair values of the Company's financial instruments at January 26, 1997 and January 28, 1996 are as follows:

---------------------------------------------------------------------------------------
(In thousands)                          1996                     1995
------------------------------------------------------------------------------------
                                 CARRYING        FAIR         Carrying       Fair
                                 AMOUNT        VALUE          Amount         Value
------------------------------------------------------------------------------------
Cash and cash equivalents     $  43,320     $  43,320          $  29,901    $  29,901
Other investments             $   1,067     $   1,067          $   1,088    $   1,088
Long-term debt                $ 195,015     $ 178,180          $ 191,872    $ 179,083


NOTE 13: LITIGATION AND OTHER CONTINGENCIES

In the normal course of business the Company is subject to various claims. In the opinion of management, any ultimate liability arising from or related to these claims should not have a material adverse effect on future results of operations or the consolidated financial position of the Company.

  In 1995 the Company charged to discontinued operations a loss of $3,000,000, or $.12 per share, as a result of a judgment against the Company in a 1991 saltwater pollution lawsuit. The Company has appealed. The lawsuit involves claims by farmers in Rice County, Kansas, who alleged that saltwater pollution of the groundwater by the American Salt Company, a former subsidiary of the Company, rendered it unfit for irrigation. In August 1995, a jury verdict awarded the plaintiffs $480,000 in compensatory damages for the period 1989 to 1995, and in October 1995 the plaintiffs were awarded $550,000 in punitive damages and the judgment was entered. The judgment, together with approximately $1,130,000 in legal defense costs, $470,000 in related costs, principally for technical consulting and expert witnesses, and $370,000 for future legal and related costs, totalled $3,000,000.

     The Company has certain lease obligations which extend to the year 2001 for businesses sold. In the opinion of management, any ultimate liability arising from or related to these obligations, to the extent not otherwise provided for, should not have a material adverse effect on future operations or the consolidated financial position of the Company.



NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

Income tax payments were $55,000 in 1996, $449,000 in 1995 and $414,000 in
1994.  Interest payments were $19,685,000 in 1996, $23,286,000 in 1995, and
$21,431,000 in 1994. Noncash investing and financing activities for 1994 included the purchase of land for $891,000 in exchange for a mortgage payable and the issuance of 68,300 shares of common stock representing restricted stock grants.

Net cash used for discontinued operations for fiscal 1996, 1995 and 1994 is primarily for payments related to businesses sold in prior years, which were treated as discontinued operations.

QUARTERLY INFORMATION

--------------------------------------------------------------------------------------------------------
                                                    Fourth          Third         Second          First
                                                   Quarter        Quarter        Quarter        Quarter
                                                  (12 wks)       (12 wks)       (12 wks)       (16 wks)
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)

1996 (1)

Sales                                             $149,230       $ 83,305       $125,509       $172,708
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $105,977       $ 66,050       $ 91,303       $119,769
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $    682       $(15,133)      $    707       $  3,004
                                                  ========       ========       ========       ========

Net income (loss)                                 $    682       $(14,873)      $    657       $  2,794
                                                  ========       ========       ========       ========

Primary earnings (loss) per share(3)              $    .03       $   (.61)      $    .03       $    .11
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share(3)        $    .03       $   (.61)      $    .03       $    .11
                                                  ========       ========       ========       ========

Price range per share as traded on the
  New York Stock Exchange                       $3 7/8-2 1/2     $3-2 3/8     $3 3/4-2 3/8   $4 1/4-3 3/8


1995 (1,2)

Sales                                             $168,555       $ 95,976       $126,741       $201,998
                                                  ========       ========       ========       ========

Cost of sales, including buying and occupancy     $121,219       $ 75,311       $ 94,981       $137,670
                                                  ========       ========       ========       ========

Income (loss) from continuing operations
  before income taxes                             $   (478)      $(12,782)      $ (3,555)      $ 11,851
                                                  ========       ========       ========       ========

Loss from discontinued operations                 $   (207)      $ (2,793)
                                                  ========       ========

Net income (loss)                                 $   (766)      $(14,692)      $ (2,915)(4)   $ 11,034
                                                  ========       ========       ========       ========

Primary earnings (loss) per share(3):
   Income (loss) from continuing operations       $   (.02)      $   (.49)      $   (.12)      $    .45
   Loss from discontinued operations                  (.01)          (.11)
                                                  --------       --------       --------       --------
   Net income (loss)                              $   (.03)      $   (.60)      $   (.12)      $    .45
                                                  ========       ========       ========       ========

Fully diluted earnings (loss) per share(3):
   Income (loss) from continuing operations       $   (.02)      $   (.49)      $   (.12)      $    .39
   Loss from discontinued operations                  (.01)          (.11)
                                                  --------       --------       --------       --------
   Net income (loss)                              $   (.03)      $   (.60)      $   (.12)      $    .39
                                                  ========       ========       ========       ========

Price range per share as traded on the
  New York Stock Exchange                         $5-3 5/8     $6 1/2-4 3/4   $7 5/8-5 5/8     $7-4 7/8


 (1) Share and per share data have been restated to reflect the 5% stock dividend declared on February 26, 1997.

 (2) Had the actual annual effective tax rate been applied to the quarterly information, the first quarter net income would have increased by $817, or $.03 per share, the second quarter net loss would have increased by $40, with no per share effect, the third quarter net loss would have increased by $1,090, or $.04 per share, and the fourth quarter net loss would have decreased by $313, or $.01 per share.

 (3) Due to changes in the number of shares outstanding during the year, quarterly earnings per share do not necessarily add to the totals for the year.

 (4) Includes $600 of income tax reserves no longer required.

FIVE YEAR FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                         1996           1995           1994           1993           1992
                                                             --------       --------       --------       --------       --------
Sales of continuing operations                               $530,752       $593,270       $567,987       $568,602       $557,818
Income (loss) from continuing operations before
  income taxes                                               $(10,740)      $ (4,964)      $  4,073       $(53,906)      $  1,005
Income (loss) from continuing operations                     $(10,740)      $ (4,339)(1)   $  8,585(2,3)  $(55,220)(4)   $  2,853(6)
Net income (loss)                                            $(10,740)      $ (7,339)      $  8,585       $(56,060)      $  5,322(7)
Income (loss) per share from continuing operations(8)        $   (.44)      $   (.18)(1)   $    .35(2,3)  $  (2.30)(4)   $    .13(6)
Net income (loss) per share(8)                               $   (.44)      $   (.30)      $    .35       $  (2.33)      $    .24(7)
Cash dividends per share                                     $    .00(10)   $    .00(10)   $    .00(10)   $    .38       $    .36
Average shares outstanding(8)                                  24,414         24,416         24,411         24,027         22,319
Working capital                                              $ 53,269       $ 45,194       $ 73,499       $ 50,525       $130,542
Ratio of current assets to current liabilities                  1.6-1          1.5-1          1.7-1          1.4-1          2.4-1
Total year-end assets                                        $386,422       $395,785       $464,858       $478,205       $531,019
Long-term debt, including current portion                    $195,015       $191,872       $234,005       $256,875       $262,014
Shareholders' equity                                         $ 99,495       $110,228       $117,650       $108,714       $154,358
Long-term debt as a percentage of total capitalization            66%            64%            67%            70%            63%
Ratio of earnings to fixed charges                                .62            .85           1.27           (.71)(5)       1.00
Number of common shares outstanding(8)                         24,414         24,414         24,417         24,347         22,407
Book value per share(8,9)                                    $   4.16       $   4.60       $   4.90       $   4.55       $   6.98
Price range per share as traded on the
 New York Stock Exchange                                   $4 1/4-2 3/8  $7 5/8-3 5/8  $6 7/8-3 3/4   $10 5/8-5 7/8  $10 1/2-7 3/4
------------------------------------------------------------------------------------------------------------------------------------

 (1) Includes $600 of income tax reserves no longer required.

 (2) Includes a net gain of $3,612 from the sale of the Company's investment in Sunbelt Nursery Group, Inc.

 (3) Includes $1,000 of income tax reserves no longer required.

 (4) Includes $22,876 ($15,098 net of taxes) representing a reserve for store closings and other costs and $17,703 representing the net equity loss and write-down of the Sunbelt investment.

 (5) Pre-tax earnings from continuing operations were inadequate to cover fixed charges to the extent of $54,266.

 (6) Includes $1,914 of income tax reserves no longer required.

 (7) Includes $2,850 representing the cumulative effect of the Company's adoption of SFAS No. 109, "Accounting for Income Taxes".

 (8) Share and per share data have been restated to reflect the 5% stock dividend described in Note 1 of the Notes to Consolidated Financial Statements.

 (9) Includes notes receivable from exercise of stock options.

(10) In lieu of a cash dividend, a 5% stock dividend was distributed.

                                                                   Schedule VIII


                            GENERAL HOST CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                       FISCAL YEAR ENDED JANUARY 26, 1997
                                 (In thousands)


                                                                Additions
                                                         -----------------------
                                            Balance,       Charged      Charged                    Balance,
                                           Beginning       to Costs     to Other                     End
                                            of Year      and Expenses   Accounts     Deductions     of Year
                                           ---------     ------------   --------     ----------    ---------
Non-current assets:
  Accumulated amortization of
    intangible assets                      $ 9,783         $   870                                  $10,653

  Accumulated amortization of
    deferred mortgage costs                  5,076             205                     $ 5,063          218

Other liabilities and deferred credits:
  Estimated liabilities in connection
    with discontinued operations             1,401              87                         309 (1)    1,179

  Other liabilities                          7,148           1,310                       3,188 (2)    5,270




 (1) Represents payments of liabilities.

 (2) Reclassification to accrued expenses.

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

                        INDEX OF EXHIBITS FILED HEREWITH

  Exhibit No.    Description of Exhibit

  4.05 (a) Promissory Note in the original principal amount of $741,000 dated as of April 22, 1996 from Frank's Nursery & Crafts, Inc. ("Frank's") to First Union National Bank of North Carolina ("First Union").

       (b) Mortgage, Security Agreement and Assignment of Leases and Rents dated as of April 22, 1996 by and between Frank's and First Union.

       (c) First Amendment to Mortgage and Security Agreement dated as of May 1, 1996, by and between Frank's and First Union.

       (d) Guaranty dated as of April 22, 1996 by the Company in favor of First Union.

  4.06 (a) Mortgage-backed Credit Agreement in the aggregate face amount of $40,000,000 dated as of November 29, 1996 by and between the Company, Frank's Nursery & Crafts, Inc. ("Frank's") and Comerica Bank ("Comerica").

       (b) Mortgage-Backed Note in the original principal amount of $25,000,000 dated as of November 29, 1996 by and between the Company, Frank's and Comerica.

       (c) Mortgage, Security Agreement, Assignment of Rents and Leases, Fixture Filing and Financing Statement dated as of November 29, 1996 by and between Frank's and Comerica.

       (d) Guaranty dated as of November 29, 1996 by the Company in favor of Comerica.

  10.03(a)  Frank's 1997 Executive Compensation Program.

       (b)  The Company's 1997 Executive Compensation Program.

  11.01     Statement re: computation of per share earnings.

  12.01     Statement re: computation of ratios.

  21.01     Subsidiaries of the Registrant.

  Exhibit No.           Description of Exhibit

  23.01         Consent of Price Waterhouse LLP.

  24.01         Powers of Attorney

          (a)   Christopher A. Forster     Director

          (b)   S. Joseph Fortunato        Director

          (c)   Philip B. Harley           Director

          (d)   Richard W. Haskel          Director

          (e)   Edward H. Hoornstra        Director

          (f)   Charles B. Johnson         Director

          (g)   Kelly Ashton Sant Albano   Director

  27.01         Financial Data Schedule.