Form 10-Q
period 1997-05-18
GENERAL HOST CORP
filed 1997-07-02
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------
(MARK ONE)
                                  FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended        May 18, 1997
                                            ------------

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
      from               to
            ------------    ------------


                     Commission file number     1-1066
                                               --------

                            GENERAL HOST CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



      NEW YORK STATE                                           13-0762080
--------------------------                               -----------------------
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

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.  Yes              No
                  ---            ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 24,413,686 shares outstanding as of July 2, 1997.

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

         The consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission and do not contain certain information included in the Company's Annual Report. Therefore, the interim statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 26, 1997.

CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)



                                                      Sixteen Weeks Ended
                                                     ----------------------
                                                      MAY 18,      May 19,
                                                       1997         1996
                                                     ---------    ---------
REVENUES:
  Sales                                              $ 178,243    $ 172,708
  Other income                                              35            3
                                                     ---------    ---------
                                                       178,278      172,711
                                                     ---------    ---------

COSTS AND EXPENSES:
  Cost of sales, including buying and occupancy        121,946      119,769
  Selling, general and administrative                   44,106       43,475
  Interest and debt expense                              6,624        6,463
                                                     ---------    ---------
                                                       172,676      169,707
                                                     ---------    ---------

INCOME BEFORE INCOME TAXES                               5,602        3,004
INCOME TAXES                                                            210
                                                     ---------    ---------
NET INCOME                                           $   5,602    $   2,794
                                                     =========    =========

NET EARNINGS PER SHARE:

  Primary                                            $     .23    $     .11
                                                     =========    =========
  Fully diluted                                      $     .22    $     .11
                                                     =========    =========

AVERAGE SHARES OUTSTANDING:
  Primary                                               24,414       24,414
                                                     =========    =========
  Fully diluted                                         32,613       24,414
                                                     =========    =========



See accompanying notes.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in thousands)

                                             MAY 18,      May 19,     January 26,
                                             1997          1996         1997
                                            -----------  -----------  -----------
                                            (UNAUDITED)  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $  96,695    $  83,806    $  43,320
  Accounts and notes receivable                 3,662        4,206        4,420
  Merchandise inventory                       108,936      121,926       81,575
  Prepaid expenses and other
    current assets                             10,440        9,033       10,671
                                            ---------    ---------    ---------
        Total current assets                  219,733      218,971      139,986
                                            ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $177,915, $160,454 AND $173,228        213,983      231,482      220,626
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $10,907,
    $10,061 AND $10,653                        15,012       15,858       15,266
OTHER ASSETS AND DEFERRED CHARGES              10,198       10,637       10,544
                                            ---------    ---------    ---------
                                            $ 458,926    $ 476,948    $ 386,422
                                            =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $ 109,217    $ 120,952    $  43,868
  Accrued expenses                             40,673       36,640       40,595
  Current portion of long-term debt             2,926        2,115        2,254
                                            ---------    ---------    ---------
        Total current liabilities             152,816      159,707       86,717
                                            ---------    ---------    ---------
LONG-TERM DEBT:
  Senior debt                                 127,046      129,337      127,761
  Subordinated debt, less original
    issue discount                             65,000       65,000       65,000
                                            ---------    ---------    ---------
        Total long-term debt                  192,046      194,337      192,761
                                            ---------    ---------    ---------

OTHER LIABILITIES AND DEFERRED CREDITS          8,967        9,882        7,449
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued                 31,752       31,752       31,752
  Capital in excess of par value               81,186       81,186       81,186
  Retained earnings                            63,729       82,700       58,127
                                            ---------    ---------    ---------
                                              176,667      195,638      171,065

  Cost of 7,338,764, 8,503,105
    and 7,338,605 shares of
      common stock in treasury                (69,561)     (80,600)     (69,561)
  Notes receivable from exercise of
    stock options                              (2,009)      (2,016)      (2,009)
                                            ---------    ---------    ---------
        Total shareholders' equity            105,097      113,022       99,495
                                            ---------    ---------    ---------
                                            $ 458,926    $ 476,948    $ 386,422
                                            =========    =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands)


                                                      Sixteen Weeks Ended
                                                     ----------------------
                                                      MAY 18,      May 19,
                                                       1997         1996
                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   5,602    $   2,794
  Noncash adjustments:
    Depreciation and amortization                        6,429        6,815
    Other                                                 (261)          75
                                                     ---------    ---------
                                                        11,770        9,684

  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and
      notes receivable                                     797          (63)
    Increase in inventory                              (27,361)     (33,764)
    Decrease in prepaid expenses                           231          384
    Increase in accounts payable                        65,349       73,176
    Increase in accrued expenses                         1,196          482
                                                     ---------    ---------
  Net cash provided by continuing operations            51,982       49,899
  Net cash used for discontinued operations                (56)        (148)
                                                     ---------    ---------
                                                        51,926       49,751
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (951)        (553)
  Other                                                  3,077          548
                                                     ---------    ---------
  Net cash provided by (used for)
    investing activities                                 2,126           (5)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                          5,137
  Debt issue costs                                                     (421)
  Payment of long-term debt and capital lease
    obligations                                           (677)        (557)
                                                     ---------    ---------
  Net cash provided by (used for)
    financing activities                                  (677)       4,159
                                                     ---------    ---------
Increase in cash and cash equivalents                   53,375       53,905
Cash and cash equivalents at beginning of year          43,320       29,901
                                                     ---------    ---------
Cash and cash equivalents at end of quarter          $  96,695    $  83,806
                                                     =========    =========




See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

On February 26, 1997 the Company declared a 5% stock dividend for shareholders of record on March 14, 1997. The stock dividend representing 1,164,341 shares was paid on April 4, 1997. Share and per share data for 1996 have been restated to reflect the 5% stock dividend.

NOTE 2

No income tax provision for financial reporting purposes has been provided for 1997 due to previously unrecognized tax benefits. The effective income tax rate used in 1996 reflects the utilization of previously unrecognized tax benefits.

NOTE 3

Primary earnings per share is based upon the weighted average number of shares of common stock outstanding.

Fully diluted earnings per share is based on the assumed conversion of all of the 8% Convertible Subordinated Notes into common stock. Interest expense, net of taxes, on the 8% Convertible Subordinated Notes is added back to net earnings.

NOTE 4

Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

Interest payments amounted to $8,864,000 for the sixteen weeks ended May 18, 1997 and $8,805,000 for the sixteen weeks ended May 19, 1996. Tax payments amounted to $16,000 for the sixteen weeks ended May 18, 1997 and $5,000 for the sixteen weeks ended May 19, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of May 18, 1997 and May 19, 1996, and the related consolidated statements of income and of cash flows for the sixteen-week periods ended May 18, 1997 and May 19, 1996. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 26, 1997, and the related consolidated statements of income, of changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 26, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




Price Waterhouse LLP
Detroit, Michigan
June 11, 1997

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc., increased 3.2% to $178,243,000 for the sixteen week first quarter ended May 18, 1997 compared with $172,708,000 in the 1996 first quarter which ended May 19, 1996. Same-store sales (stores open for a full year in both years) increased 3.7% for the 1997 first quarter.



Earnings

Net income for the 1997 first quarter was $5,602,000 compared to $2,794,000 in the 1996 first quarter.

  Cost of sales, including buying and occupancy expenses, increased $2,177,000 to $121,946,000 in the 1997 first quarter compared to $119,769,000 in the 1996 first quarter. As a percentage of sales, cost of sales decreased by .9 of a percentage point in the 1997 quarter compared to the 1996 quarter. The improvement, as a percentage of sales, results from a .3 percentage point increase in merchandise margins and a decrease of .6 of a percentage point in buying and occupancy expenses compared to the prior year's quarter.

  Selling, general and administrative expenses, in the 1997 first quarter, increased by $631,000 to $44,106,000 compared to $43,475,000 in the 1996 first quarter. The increase in expenses in the 1997 first quarter is primarily due to increased advertising expense, particularly electronic media and direct mail as the Company looks to broaden its customer reach. As a percentage of sales selling, general and administrative expenses decreased by .4 of a percentage point to 24.8% of sales compared to 25.2% of sales in the 1996 quarter.

  Other income, principally interest income, increased $32,000 to $35,000 in the 1997 first quarter compared to $3,000 in the 1996 quarter. Included in the 1997 quarter is a charge of $250,000 associated with the closing of a leased store. The 1996 quarter includes a charge of $263,000 for the write-off of leasehold improvements incurred in the closing of a leased store and a loss on the sale of an unprofitable store that was closed in the 1996 first quarter.

  Interest and debt expense increased $161,000 to $6,624,000 in the 1997 first quarter compared to $6,463,000 in the 1996 quarter, primarily due to the cost associated with the Company's secured credit agreement.

  Due to previously unrecognized tax benefits no income tax provision, for financial reporting purposes, has been provided for in the 1997 first quarter. In the 1996 first quarter the income tax provision was calculated using an annual effective rate method. The difference between the statutory rate for federal income tax purposes and the taxes provided is due to utilization of previously unrecognized tax benefits.

  With regard to current accounting pronouncements, the Company has determined that Statement of Accounting Standards No. 128, "Earnings per Share", relating to the presentation of earnings per share (EPS), will not be material to the financial statements. If the statement was applied for fiscal 1996, there would be no effect on the financial statements as the Company's primary EPS equalled basic EPS. Differences could exist in the future based on the dilutive effect of the Company's outstanding options.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations in the 1997 first quarter was $51,982,000 compared to $49,899,000 provided in the 1996 first quarter. Inventory increased $27,361,000 in 1997 compared to an increase of $33,764,000 in 1996, while accounts payable increased $65,349,000 in 1997 compared to an increase of $73,176,000 in 1996. The accounts payable increases mentioned above include amounts payable to brokers at May 18, 1997 of $20,997,000 compared to $15,998,000 at January 26, 1997 and $24,996,000 at May 19, 1996 compared to
$19,997,000 at January 28, 1996. At May 18, 1997 the remaining store closing reserve of $1,634,000 primarily represents leases termination cost for the remaining five store locations and estimated losses associated with the sale and sublease of real estate. During the 1997 first quarter the Company utilized net cash of $498,000 in connection with the store closing reserve.

  Net cash used for discontinued operations in the 1997 and 1996 first quarters related to payments for operations disposed of in prior years.

  Net cash provided by investing activities in the 1997 first quarter was $2,126,000, which included net proceeds of $2,717,000 received from a sale\leaseback transaction of an owned store. Net cash used for investing activities in the 1996 first quarter was $5,000, which included $548,000 for the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store that was closed in the 1996 first quarter.

  Net cash used for financing activities in the 1997 first quarter represented payments of long-term debt and capital leases. In the 1996 first quarter net cash provided by financing activities was $4,159,000, which included new mortgage financing of $5,137,000, offset in part by debt issue costs of $421,000 and payments of long-term debt and capital leases of $557,000.

  On February 26, 1997 the Company declared a 5% stock dividend for shareholders record on March 14, 1997. The stock dividend representing 1,164,341 was paid on April 4, 1997. Share and per share data for 1996 have been restated to reflect the 5% stock dividend.

  Working capital at May 18, 1997 was $66,917,000 or $13,648,000 higher than the $53,269,000 working capital level at January 26, 1997. The quarter-end included $96,695,000 of cash and cash equivalents, of which $20,997,000 represented amounts payable to brokers.

  The Company has a $25,000,000 secured credit agreement with a bank that expires on July 31, 1997. The Company plans either to extend the maturity of the existing credit facility or negotiate a new credit facility prior to July 31, 1997. If the Company is unable to secure a replacement credit facility, the Company believes that its cash flow from operations, together with additional capital raised through a) additional mortgage financings, b) expense reductions or c) new debt offerings, will be sufficient to meet its seasonal working capital requirements. The credit agreement is secured by mortgages on the retail properties owned by Frank's Nursery & Crafts, Inc. The credit agreement requires the Company, among other things, to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. The Company was in compliance with all of its covenants under the credit agreement at May 18, 1997. During the 1997 first quarter the Company borrowed $21,000,000 under the agreement and fully repaid all amounts as of April 23, 1997. There were no amounts outstanding at May 18, 1997.

  Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $14,277,000 at May 18, 1997.

   The Company believes its cash flow from operations, utilization of available borrowings under the credit agreement (either the existing, renewed or a new credit agreement) and/or additional capital raised through a) additional mortgage financing, b) expense reductions or c) new debt offerings, will be sufficient to meet its seasonal working capital needs, pay approximately $14,300,000 of fixed interest charges and to fund capital expenditures of approximately $11,500,000 for the remainder of the year. The Company plans to open one new store and remodel two stores during the remainder of the year.

Subsequent Events - Related Party Transactions

  On June 5, 1997 the Compensation Committee of the Board of Directors approved a reduction of the amount of the loans due the Company by the Chairman of the Board of Directors. These loans, which were issued pursuant to various Stock Option Plans, were reduced from $2,480,209 to $1,231,341. The Company will charge the difference to expense in the second quarter of 1997.

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders of the Company was held May 15, 1997. Management's nominees, Edward H. Hoornstra, Charles
         B. Johnson and Kelly Ashton Sant Albano, were elected directors of the Company for three- year terms ending at the Annual Meeting of Shareholders in 2000 with votes cast as follows: Mr. Hoornstra - 20,148,480 shares voted in favor and 848,180 shares withheld; Mr. Johnson - 20,193,650 shares voted in favor and 803,010 shares withheld; Ms. Sant Albano - 20,114,958 shares voted in favor and 881,702 shares withheld. The appointment of Price Waterhouse LLP as the Company's independent accountants for the 1997 fiscal year was ratified by a vote of 20,544,625 shares in favor, 320,778 shares voted against and 131,257 shares abstained.





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


                                              GENERAL HOST CORPORATION


                                        By:   /s/ J. Theodore Everingham
                                              -----------------------------
                                              J. Theodore Everingham
                                              Vice President, General Counsel
                                              and Secretary


                                        By:   /s/ James R. Simpson
                                              -----------------------------
                                              James R. Simpson
                                              Vice President and Controller
Dated:  July 2, 1997

                                 EXHIBIT INDEX


Exhibit Number   Description of Exhibit


   (11)          Additional Earnings Per Share Information.

   (15)          Letter regarding unaudited interim financial information.

   (27)          Financial Data Schedule.