Form 10-Q
period 1997-08-10
GENERAL HOST CORP
filed 1997-09-24
CIK 40638

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _______________

(Mark One)                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended    August 10, 1997
                                    ---------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from   ____________ to ____________

                      Commission file number    1-1066
                                              -------------

                            GENERAL HOST CORPORATION
          -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      NEW YORK STATE                                       13-0762080
--------------------------                          -----------------------
(State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                    Identification Number)


       One Station Place, P.O. Box 10045, Stamford, Connecticut   06904
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


               Registrant's Telephone Number:  (203) 357-9900
                                             ---------------------
________________________________________________________________________________
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X            No
                                                   ------            -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(D) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _______      No_______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 24,413,686 shares outstanding as of September 24, 1997.

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

Consolidated Statements of Income  (Unaudited)
(In thousands, except per share amounts)

                                Twelve Weeks Ended      Twenty-Eight Weeks Ended
                              -----------------------   ------------------------
                              August 10,   August 11,    August 10,  August 11,
                                1997         1996          1997        1996
                              ----------  -----------   -----------  -----------
Revenues:
  Sales                       $ 124,454   $ 125,509     $ 302,697    $ 298,217
  Other income (expense)           (195)        501          (160)         504
                              ---------   ---------     ---------    ---------
                                124,259     126,010       302,537      298,721
                              ---------   ---------     ---------    ---------
Costs and expenses:
  Cost of sales, including
    buying and occupancy         89,904      91,303       211,850      211,072
  Selling, general and
    administrative               31,809      29,288        75,915       72,763
  Interest and debt expense       4,823       4,712        11,447       11,175
                              ---------   ---------     ---------    ---------
                                126,536     125,303       299,212      295,010
                              ---------   ---------     ---------    ---------
Income (loss) before
  income taxes                   (2,277)        707         3,325        3,711
Income tax provision                             50                        260
                              ---------   ---------     ---------    ---------
Net income (loss)             $  (2,277)  $     657     $   3,325    $   3,451
                              =========   =========     =========    =========

Net earnings (loss) per share $    (.09)  $     .03     $     .14    $     .14
                              ---------   ---------     ---------    ---------

Average shares outstanding       24,414      24,414        24,414       24,414
                              =========   =========     =========    =========



See accompanying notes.

Consolidated Balance Sheets
(Dollars in thousands)

                                       August 10,    August 11,   January 26,
                                          1997         1996          1997
                                       ----------    ----------   -----------
                                       (Unaudited)   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents             $  50,359   $  27,837    $  43,320
  Accounts and notes receivable             4,387       4,091        4,420
  Merchandise inventory                    94,448     101,561       81,575
  Prepaid expenses and other
    current assets                         10,787       9,759       10,671
                                        ---------   ---------    ---------
        Total current assets              159,981     143,248      139,986
                                        ---------   ---------    ---------

Property, plant and equipment,
  less accumulated depreciation
    of $177,330, $165,232 AND $173,228    207,605     227,976      220,626
Intangibles, less accumulated
  amortization of $11,098,
    $10,266 AND $10,653                    14,821      15,653       15,266
Other assets and deferred charges          11,781      10,655       10,544
                                        ---------   ---------    ---------
                                        $ 394,188   $ 397,532    $ 386,422
                                        =========   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $  52,537   $  45,715    $  43,868
  Accrued expenses                         36,288      32,044       40,595
  Current portion of long-term debt         2,329       2,156        2,254
                                        ---------   ---------    ---------
        Total current liabilities          91,154      79,915       86,717
                                        ---------   ---------    ---------
Long-term debt:
  Senior debt                             126,463     128,796      127,761
  Subordinated debt                        65,000      65,000       65,000
                                        ---------   ---------    ---------
        Total long-term debt              191,463     193,796      192,761
                                        ---------   ---------    ---------

Other liabilities and deferred credits      8,131      10,142        7,449
Commitments and contingencies

Shareholders' equity:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued             31,752      31,752       31,752
  Capital in excess of par value           81,186      81,186       81,186
  Retained earnings                        61,452      83,357       58,127
                                        ---------   ---------    ---------
                                          174,390     196,295      171,065

  Cost of 7,338,764, 8,503,105
    and 7,338,605 shares of
      common stock in treasury            (69,561)    (80,600)     (69,561)
  Notes receivable from exercise of
    stock options                          (1,389)     (2,016)      (2,009)
                                        ---------   ---------    ---------
        Total shareholders' equity        103,440     113,679       99,495
                                        ---------   ---------    ---------
                                        $ 394,188   $ 397,532    $ 386,422
                                        ---------   ---------    ---------

See accompanying notes.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)


                                                                    Twenty-Eight Weeks Ended
                                                                   --------------------------
                                                                    August 10,    August 11,
                                                                       1997          1996
                                                                   -------------   ----------
Cash flows from operating activities:
  Net income                                                         $   3,325      $   3,451
  Noncash adjustments:
    Depreciation and amortization                                       11,196         11,903
    Other                                                                  727            170
                                                                     ---------      ---------
                                                                        15,248         15,524

  Changes in current assets and current liabilities:
    (Increase) decrease in accounts and
      notes receivable                                                    (390)            59
    Increase in inventory                                              (12,873)       (13,399)
    Increase in prepaid expenses                                          (116)          (342)
    Increase (decrease) in accounts payable                              8,669         (2,061)
    Decrease in accrued expenses                                        (4,529)        (4,067)
                                                                     ---------      ---------
  Net cash provided by (used for)
    continuing operations                                                6,009         (4,286)
  Net cash used for discontinued operations                                (48)          (194)
                                                                     ---------      ---------
                                                                         5,961         (4,480)
                                                                     ---------      ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                            (3,863)        (1,799)
  Other                                                                  6,164            576
                                                                     ---------      ---------
  Net cash provided by (used for)
    investing activities                                                 2,301         (1,223)
                                                                     ---------      ---------
Cash flows from financing activities:
  Issuance of long-term debt                                                            5,137
  Debt issue costs                                                                       (441)
  Payment of long-term debt and capital lease
    obligations                                                         (1,223)        (1,057)
                                                                     ---------      ---------
  Net cash provided by (used for)
    financing activities                                                (1,223)         3,639
                                                                     ---------      ---------
Increase (decrease) in cash and cash equivalents                         7,039         (2,064)
Cash and cash equivalents at beginning of year                          43,320         29,901
                                                                     ---------      ---------
Cash and cash equivalents at end of quarter                          $  50,359      $  27,837
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

Note 4

Certain reclassification have been made to the prior years' financial statements to conform to the 1997 presentation.

Interest payments amounted to $1,197,000 and $10,061,000 for the twelve and twenty-eight weeks ended August 10, 1997, and $1,259,000 and $10,064,000 for the twelve and twenty-eight weeks ended August 11, 1996. Tax payments amounted to $30,000 and $46,000 for the twelve and twenty-eight weeks ended August 10, 1997, and $35,000 and $40,000 for the twelve and twenty-eight weeks ended August 11, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of August 10, 1997 and August 11, 1996, and the related consolidated statements of income and of cash flows for the twelve and twenty-eight week periods ended August 10, 1997 and August 11, 1996. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
Detroit, Michigan
September 4, 1997

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter of 1997 compared with second quarter 1996
Results of operations

Sales

  Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc.("Frank's"), decreased .8% to $124,454,000 for the twelve weeks ended August 10, 1997 compared with $125,509,000 in the 1996 second quarter which ended on August 11, 1996. Same-store sales (stores open for a full year in both years) decreased .2% for the 1997 second quarter.

Earnings

  The net loss for the second quarter of 1997 was $2,277,000 compared to net income of $657,000 in the 1996 second quarter.

  Cost of sales, including buying and occupancy, decreased $1,399,000 to $89,904,000 in 1997 compared to $91,303,000 in 1996. As a percentage of sales, cost of sales was 72.2% in 1997 compared to 72.7% in 1996. The improvement of
 .5 of a percentage point resulted from lower buying and occupancy costs, as merchandise margins remained constant with the prior year.

   Selling, general and administrative expenses increased $2,521,000 to $31,809,000 in 1997 compared to $29,288,000 in 1996. Included in the 1997 second quarter is a charge of $1,248,868 for a reduction in the amount of loans due to the Company by the Chairman of the Board of Directors. The loans, issued pursuant to various Stock Option Plans, were reduced from $2,480,209 to $1,231,341. In addition higher advertising costs and store labor costs, as well as costs associated with the development of a new store concept contributed to the increase in 1997. As a percentage of sales, selling, general and administrative expenses increased 2.3 percentage points to 25.6% of sales in 1997 compared to 23.3% in 1996.

  Other income/expense in the 1997 second quarter included a charge of $926,000 associated with the sale of the Frank's headquarters. Interest on marketable securities in the 1997 second quarter increased $258,000 due to higher levels of cash during the quarter compared to 1996.

  Interest and debt expense increased $111,000 to $4,823,000 in 1997 compared to $4,712,000 in 1996 primarily due to the costs associated with the Company's secured credit agreement.

  Due to previously unrecognized tax benefits no income tax provision, for financial reporting purposes, has been provided for in the 1997 second quarter. In the 1996 second quarter the income tax provision was calculated using an annual effective rate method. The difference between the statutory rate for federal income tax purposes and the taxes provided is due to utilization of previously unrecognized tax benefits.

First half of 1997 compared with the first half of 1996
Results of Operations
Sales

  Sales were $302,697,000 for the twenty-eight weeks ended August 10, 1997 compared with $298,217,000 in the 1996 first half which ended August 11, 1996. Same-store sales increased 2.1% for the first half of 1997.

Earnings

  Net income for the 1997 first half was $3,325,000 compared to $3,451,000 in the 1996 first half.

  Cost of sales, including buying and occupancy, increased $778,000 in 1997 to $211,850,000 compared to $211,072,000 in 1996. As a percentage of sales, cost of sales decreased .8 of a percentage point to 70.0% of sales compared to 70.8%
for 1996.   Merchandise margins improved by .3 percentage points and buying and occupancy costs declined by $1,058,000 or .5 percent of sales.

  Selling, general and administrative expenses increased $3,152,000 to $75,915,000 in 1997 compared to $72,763,000 in 1996. Included in the 1997 first half is a charge of $1,248,868 related to a reduction in the amount of loans due to the Company by the Chairman of the Board of Directors. Increases in advertising costs, particularly electronic media as the company looks to broaden its customer reach, and costs associated with development of a new store concept contributed to the increase in expenses in 1997 compared to 1996. As a percentage of sales, selling, general and administrative expenses increased .7 of a percentage point to 25.1% of sales in 1997 compared to 24.4% in 1996.

  Other income/expense for 1997 included a loss on the sale of the Frank's headquarters of $926,000 and a charge of $250,000 associated with the closing of a leased store. Interest income increased $278,000 in the 1997 first half due to higher levels of cash during 1997 compared to 1996. The 1996 first half included a charge of $263,000 for the write-off of leasehold improvements incurred in the closing of a leased store and a loss on the sale of an unprofitable store that was closed in the 1996 first quarter.

  Interest and debt expense increased $272,000 to $11,447,000 in 1997 compared to $11,175,000 in 1996, primarily due to the costs associated with the Company's secured credit agreement.

  Due to previously unrecognized tax benefits no income tax provision, for financial reporting purposes, has been provided for in the 1997 first half. In the 1996 first half the income tax provision was calculated using an annual effective rate method. The difference between the statutory rate for federal income tax purposes and the taxes provided is due to utilization of previously unrecognized tax benefits.

  With regard to current accounting pronouncements, the Company has determined that Statement of Accounting Standards No. 128, "Earnings per Share", relating to the presentation of earnings per share (EPS), will not be material to the financial statements. If the statement was applied for fiscal 1996 there would be no effect on the financial statements as the Company's primary EPS equalled basic EPS. Differences could exist in the future based on the dilutive effect of the Company's outstanding options.


Liquidity and Capital Resources

  Net cash provided by operations was $6,009,000 in the 1997 first half compared to net cash used of $4,286,000 in the 1996 first half. Inventory increased $12,873,000 for 1997 compared to an increase of $13,399,000 in 1996 while accounts payable increased $8,669,000 in 1997 compared to a decrease in 1996 of $2,061,000. The accounts payable change for 1997 and 1996, described above, included amounts payable to brokers of $15,998,000 at August 10, 1997 compared to $15,998,000 at January 26, 1997, and $9,999,000 at August 11, 1996
compared to $19,997,000 at January 28, 1996. At August 10, 1997 the remaining store closing reserve of $738,000 primarily represented lease termination costs for the remaining four store locations and estimated losses associated with the sale and or sublease of real estate. During 1997 the Company utilized net cash of $1,394,000 in connection with the store closing reserve.

  Net cash used for discontinued operations in 1997 and 1996 related to payments for operations disposed of in prior years.

  Net cash provided by investing activities was $2,301,000, which included $3,863,000 for additions to property, plant and equipment and net proceeds from the sale of property, plant and equipment of $6,164,000, which included $2,717,000 received from a sale/leaseback of an owned store and $2,778,000 from the sale of the Frank's headquarters. Net cash used for investing activities was $1,223,000 in 1996 which included $548,000 for the write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store that was closed in the 1996 first quarter.

  Net cash used for financing activities in 1997 represented payments of long-term and capital leases. In 1996 net cash provided by financing activities was $3,639,000 which included $5,137,000 of new mortgage financing offset in part by debt issue costs of $441,000 and payments of long-term debt and capital leases of $1,057,000.

  On February 26, 1997 the Company declared a 5% stock dividend for shareholders of record on March 14, 1997. The stock dividend representing 1,164,341 shares was paid on April 4, 1997. share and per share data for 1996 have been restated to reflect the 5% stock dividend.

  Working capital at August 10, 1997 was $68,827,000 or $5,494,000 higher than the $63,333,000 working capital level at August 11, 1996. The quarter-end included $50,359,000 of cash and cash equivalents, of which $15,998,000 represented amounts payable to brokers.

        The Company has a $20 million revolving credit facility which, among other things, requires the Company to maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. At August 10, 1997 the Company was in compliance with the aforementioned loan covenants. During the first quarter of 1997, the Company borrowed $21 million under the agreement and fully repaid all amounts outstanding as of April 23, 1997. There were no amounts outstanding as of August 10, 1997. An amendment to the revolving credit agreement, effective July 25, 1997, (i) extended the maturity of the facility to December 31, 1997 and, (ii) permanently reduced the amounts available under the facility by $5 million on the effective date of the amendment and by $5 million, $5 million, $6 million and $4 million on December 15, 22, 29, and 31, respectively. The revolving credit facility is secured by 52 properties with an appraised value in excess of $69 million, some part or all of which the Company plans to use in long-term financing transactions, including sale and leaseback financing and mortgages, to replace the maturing revolving credit facility. The Company is also reviewing unsecured debt and equity offerings.

  Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $15,570,000 at August 10, 1997.

  The Company expects to have sufficient cash and cash equivalents when coupled with the availability of its credit line and to generate sufficient cash flow from operations based upon current projections to meet its seasonal working capital needs, pay approximately $9,700,000 of fixed interest charges and to fund capital expenditures of approximately $9,400,000 for the remainder of fiscal 1997. At this time management does not anticipate relocating or opening any new stores during the remainder of the year.

                          PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (4a) First Amendment to Mortgage-Backed Credit Agreement dated as of June 13, 1997, between the Company and Frank's Nursery & Crafts, Inc. and Comerica Bank.

               (4b) Second Amendment to Mortgage-Backed Credit Agreement dated as of July 25, 1997, between the Company and Frank's Nursery & Crafts, Inc. and Comerica Bank.

               (10) First Amendment dated as of June 30, 1997, to Employment
                    Agreement dated as of January 1, 1992, between the Company and Harris J. Ashton.

               (11) Additional Earnings Per Share Information.

               (15) Letter regarding unaudited interim financial information.


         (b)   Reports on Form 8-K

               During the quarter and through the date of this Report, Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GENERAL HOST CORPORATION


                                            By:   /s/ Theodore Everingham
                                                 -------------------------------
                                                  J. Theodore Everingham
                                                  Vice President, General
                                                  Counsel and Secretary


                                            By:   /s/ James R. Simpson
                                                 -------------------------------
                                                  James R. Simpson
                                                  Vice President and Controller

Dated:  September 24, 1997

                                 EXHIBIT INDEX



Exhibit Number          Description of Exhibit
--------------          ----------------------

   (4a) First Amendment to Mortgage-Backed Credit Agreement dated as of June 13, 1997, between the Company and Frank's Nursery & Crafts, Inc. and Comerica Bank.

   (4b) Second Amendment to Mortgage-Backed Credit Agreement dated as of July 25, 1997, between the Company and Frank's Nursery & Crafts, Inc. and Comerica Bank.

   (10) First Amendment dated as of June 30, 1997, to Employment Agreement dated as of January 1, 1992, between the Company and Harris J. Ashton.

   (11)                  Additional Earnings Per Share Information.

   (15) Letter regarding unaudited interim financial information.

   (27)                  Financial Data Schedule.