Form 10-Q
period 1997-11-02
GENERAL HOST CORP
filed 1997-12-16
CIK 40638

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------
                                  FORM 10-Q

(MARK ONE)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 2, 1997
                                        ----------------

                                      OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                          ------------     ------------

                          Commission file number  1-1066
                                                ------------

                            GENERAL HOST CORPORATION
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


      NEW YORK STATE                             13-0762080
 ------------------------                  ----------------------
(State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)          Identification Number)


  One Station Place, P.O. Box 10045, Stamford, Connecticut 06904
 ---------------------------------------------------------------
   (Address of Principal Executive Offices)           (Zip Code)


                  Registrant's Telephone Number: (203) 357-9900
                                                ---------------

 ------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes              No
                           ------------    ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common Stock, $1.00 par value, 24,413,686 shares outstanding as of December 16, 1997.

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





CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
--------------------------------------------------------------------------------
(In thousands, except per share amounts)

                                Twelve Weeks Ended         Forty Weeks Ended
                             ----------------------    ------------------------
                             NOVEMBER 2, November 3,   NOVEMBER 2,   November 3,
                                1997        1996          1997          1996
                             ----------  ----------    ----------    ----------
REVENUES:
  Sales                        $  82,481   $  83,305     $ 385,178   $ 381,522
  Other income                     2,743          75         2,583         579
                               ---------   ---------     ---------   ---------
                                  85,224      83,380       387,761     382,101
                               ---------   ---------     ---------   ---------
COSTS AND EXPENSES:
  Cost of sales, including
    buying and occupancy          69,132      66,050       280,982     277,122
  Selling, general and
    administrative                29,059      27,595       104,974     100,358
  Interest and debt expense        4,833       4,868        16,280      16,043
                               ---------   ---------     ---------   ---------
                                 103,024      98,513       402,236     393,523
                               ---------   ---------     ---------   ---------
LOSS FROM OPERATIONS BEFORE
  INCOME TAX BENEFIT             (17,800)    (15,133)      (14,475)    (11,422)
INCOME TAX BENEFIT                              (260)
                               ---------   ---------     ---------   ---------
NET LOSS                       $ (17,800)  $ (14,873)    $ (14,475)  $ (11,422)
                               =========   =========     =========   =========

NET LOSS PER SHARE             $    (.73)  $    (.61)    $    (.59)  $    (.47)
                               =========   =========     =========   =========

AVERAGE SHARES OUTSTANDING        24,414      24,414        24,414      24,414
                               =========   =========     =========   =========



See accompanying notes.




CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------
(Dollars in thousands)
                                          NOVEMBER 2,    November 3,      January 26,
                                             1997           1996             1997
                                          ----------    -----------      -----------
ASSETS                                     (Unaudited)   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                $  12,195      $  12,082      $  43,320
  Accounts and notes receivable                4,916          3,425          4,420
  Merchandise inventory                      122,588        129,436         81,575
  Prepaid expenses and other
    current assets                            11,730         11,243         10,671
                                           ---------      ---------      ---------
        Total current assets                 151,429        156,186        139,986
                                           ---------      ---------      ---------

PROPERTY, PLANT AND EQUIPMENT,
  LESS ACCUMULATED DEPRECIATION
    OF $180,957, $169,953 AND $173,228       204,031        224,958        220,626
INTANGIBLES, LESS ACCUMULATED
  AMORTIZATION OF $11,264,
    $10,462 AND $10,653                       14,592         15,457         15,266
OTHER ASSETS AND DEFERRED CHARGES             11,795         10,262         10,544
                                           ---------      ---------      ---------
                                           $ 381,847      $ 406,863      $ 386,422
                                           =========      =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                         $  44,845      $  53,063      $  43,868
  Accrued expenses                            32,017         33,936         40,595
  Notes payable to banks                      16,000         15,000
  Current portion of long-term debt            2,394          2,202          2,254
                                           ---------      ---------      ---------
        Total current liabilities             95,256        104,201         86,717
                                           ---------      ---------      ---------
LONG-TERM DEBT:
  Senior debt                                127,482        128,262        127,761
  Subordinated debt                           65,000         65,000         65,000
                                           ---------      ---------      ---------
        Total long-term debt                 192,482        193,262        192,761
                                           ---------      ---------      ---------

OTHER LIABILITIES AND DEFERRED CREDITS         8,421         10,587          7,449
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value,
    100,000,000 shares authorized,
      31,752,450 shares issued                31,752         31,752         31,752
  Capital in excess of par value              81,186         81,186         81,186
  Retained earnings                           43,652         68,484         58,127
                                           ---------      ---------      ---------
                                             156,590        181,422        171,065

  Cost of 7,338,764, 8,503,105
    and 7,338,605 shares of
      common stock in treasury               (69,561)       (80,600)       (69,561)
  Notes receivable from exercise of
    stock options                             (1,341)        (2,009)        (2,009)
                                           ---------      ---------      ---------
        Total shareholders' equity            85,688         98,813         99,495
                                           ---------      ---------      ---------
                                           $ 381,847      $ 406,863      $ 386,422
                                           =========      =========      =========


 See accompanying notes




CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)


                                                            Forty Weeks Ended
                                                        -----------------------
                                                        NOVEMBER 2, November 3,
                                                            1997        1996
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from operations                               $(14,475)     $(11,422)
  Noncash adjustments:
    Depreciation and amortization                          16,484        17,043
    Gains from sales of property, plant and
      equipment                                            (2,981)
    Other                                                   1,086           677
                                                         --------      --------
                                                              114         6,298

  Changes in current assets and current liabilities:
    Decrease in accounts and notes receivable                 146           845
    Increase in inventory                                 (41,013)      (41,274)
    Increase in prepaid expenses                           (1,184)       (1,826)
    Increase in accounts payable                              977         5,287
    Decrease in accrued expenses                           (8,367)       (2,137)
                                                         --------      --------
  Net cash used for continuing operations                 (49,327)      (32,807)
  Net cash used for discontinued operations                  (133)         (235)
                                                         --------      --------
                                                          (49,460)      (33,042)
                                                         --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (10,041)       (3,583)
  Other                                                    12,587           653
                                                         --------      --------
  Net cash provided by (used for)
    investing activities                                    2,546        (2,930)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                1,625         5,137
  Debt issue costs                                            (72)         (439)
  Increase in notes payable to banks                       16,000        15,000
  Payment of long-term debt and capital lease
    obligations                                            (1,764)       (1,545)
                                                         --------      --------
  Net cash provided by financing activities                15,789        18,153
                                                         --------      --------
Decrease in cash and cash equivalents                     (31,125)      (17,819)
Cash and cash equivalents at beginning of year             43,320        29,901
                                                         --------      --------
Cash and cash equivalents at end of quarter              $ 12,195      $ 12,082
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

Interest payments amounted to $8,301,000 and $18,362,000 for the twelve and forty weeks ended November 2, 1997, and $8,442,000 and $18,506,000 for the twelve and forty weeks ended November 3, 1996. Tax payments amounted to $46,000 for the forty weeks ended November 2, 1997, and $15,000 and $55,000 for the twelve and forty weeks ended November 3, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of General Host Corporation

We have reviewed the accompanying consolidated balance sheets of General Host Corporation and its subsidiaries as of November 2, 1997 and November 3, 1996, and the related consolidated statements of income and of cash flows for the twelve and forty week periods ended November 2, 1997 and November 3, 1996. This financial information is the responsibility of the Company's management.

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




Price Waterhouse LLP
Detroit, Michigan
December 5, 1997

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter of 1997 compared with third quarter 1996

Results of Operations

Sales

         Sales for the Company's principal operating subsidiary, Frank's Nursery & Crafts, Inc. ("Frank's"), decreased 1.0% to $82,481,000 for the twelve weeks ended November 2, 1997 compared with $83,305,000 in the 1996 third quarter which ended on November 3, 1996. Same-store sales (stores open for a full year in both years) decreased .5% for the 1997 third quarter.

Earnings

         The loss from operations for the third quarter of 1997 was $17,800,000 compared to $14,873,000 in the 1996 third quarter.

         Cost of sales, including buying and occupancy, increased $3,082,000 to $69,132,000 in the third quarter of 1997 compared to $66,050,000 in 1996. As a percentage of sales, cost of sales was 83.8% in 1997 compared to 79.3% in 1996. The increase of 4.5 percentage points was directly related to a 3.9 percentage point decline in merchandise margins. The decline in merchandise margins results from a more promotional strategy in the fall lawn and garden business and markdowns taken to clear some seasonal and aged merchandise. Buying and occupancy costs for the 1997 third quarter decreased by $347,000, but as a percentage of sales increased by .6 of a percentage point compared to the 1996 third quarter.

          Selling, general and administrative expenses increased 5.3% or $1,464,000 to $29,059,000 in the third quarter of 1997 compared to $27,595,000 in 1996. The increase was primarily attributable to costs associated with the development of a new store concept and increased store labor and supervisory expenses. As a percentage of sales, selling, general and administrative expenses were 35.2% in the 1997 third quarter compared to 33.1% in the 1996 quarter.

         Other income increased $2,668,000 to $2,743,000 in the third quarter of 1997 compared to $75,000 in 1996. The increase was due primarily to a gain of $2,834,000 associated with the termination of a leased store.

         Interest and debt expense decreased $35,000 to $4,833,000 in the third quarter of 1997 compared to $4,868,000.

         Due to previously unrecognized tax benefits no income tax provision, for financial reporting purposes, has been provided for in the 1997 third quarter. In the 1996 third quarter the income tax provision was calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and taxes provided in 1996 is due to the utilization of previously unrecognized tax benefits. The tax provision for the 1996 quarter was negatively impacted by an increase in the valuation allowance as a result of the current year to date loss not being benefitted.



First three quarters of 1997 compared with the first three quarters of 1996

Results of Operations

Sales

         Sales were $385,178,000 for the forty weeks ended November 2, 1997 (the "1997 three quarters") compared with $381,522,000 for the forty weeks ended November 3, 1996 (the "1996 three quarters"). Same-store sales for the 1997 three quarters increased 1.5% compared to the 1996 three quarters.

Earnings

         The loss from continuing operations for the 1997 three quarters was $14,475,000 compared to $11,422,000 in the 1996 three quarters.

         Cost of sales, including buying and occupancy, increased $3,860,000 in the 1997 three quarters to $280,982,000 compared to $277,122,000 in 1996. As a percentage of sales, cost of sales increased .3 of a percentage point. Merchandise margins, as a percentage of sales, declined by .7 of a percentage point due primarily to the promotional and markdown strategy employed in the 1997 third quarter. Buying and occupancy costs for the 1997 three quarters decreased $711,000, and as a percentage of sales decreased by .4 of a percentage point compared to the 1996 three quarters.

         Selling, general and administrative expenses increased $4,616,000 to $104,974,000 in the 1997 three quarters compared to $100,358,000 in the 1996 three quarters. Included in the 1997 three quarters is a charge of $1,248,868 for a reduction in the amount of loans due to the Company by the Chairman of the Board of Directors. The loans, issued pursuant to various Stock Option Plans, were reduced from $2,480,209 to $1,231,341. In addition, higher advertising costs and costs associated with the development of a new store concept contributed to the increase in the 1997 three quarters. As a percentage of sales, selling, general and administrative expenses were 27.3% in the 1997 three quarters compared to 26.3% in the 1996 three quarters.

         Other income increased $2,004,000 to $2,583,000 in the 1997 three quarters compared to $579,000 in the 1996 three quarters. The increase was due primarily to a gain of $2,834,000 associated with the termination of a leased store. The increase was offset in part by a loss of $941,000 associated with the sale of the Frank's headquarters and $408,000 associated with the closing of stores. The 1996 three quarters included a write-off of leasehold improvements incurred in the closing of one leased store and a loss on the sale of an unprofitable store in the 1996 first quarter.

         Interest and debt expense increased $237,000 to $16,280,000 in the 1997 three quarters compared to $16,043,000 in the 1996 three quarters due primarily to the costs associated with the Company's secured credit agreement.

         Due to the previously unrecognized tax benefits no income tax provision, for financial reporting purposes, has been provided for in the 1997 three quarters. In the 1996 three quarters the income tax provision was calculated using an annual effective rate method. The difference between the statutory rate for federal purposes and the taxes provided is due to the utilization of previously unrecognized tax benefits.

         With regard to current accounting pronouncements, the Company has determined that Statement of Accounting Standards No. 128, "Earnings per Share", relating to the presentation of earning per share (EPS), will not be material to the financial statements. If the statement was applied for fiscal 1996 there would be no effect on the financial statements as the Company's primary EPS equalled basic EPS. Differences could exist in the future based on the dilutive effect of the Company's outstanding options.

Capital Resources and Liquidity

         Net cash used for continuing operations was $49,327,000 in the 1997 three quarters compared to $32,807,000 in the 1996 three quarters. Inventory increased $41,013,000 for the 1997 three quarters compared to an increase of $41,274,000 in 1996 while accounts payable increased $977,000 in 1997 compared to $5,287,000 in 1996. The accounts payable change for 1997 and 1996, described above, included no amounts payable to brokers at November 2, 1997 and November 3, 1996 compared to $15,998,000 at the end of fiscal 1996 and $19,997,000 at the end of fiscal 1995. The decrease in accrued expenses for 1997 of $8,367,000 compared to $2,137,000 for 1996 was due to timing of payments. At November 2, 1997 the remaining store closing reserve of $162,000 primarily represented lease termination costs for the remaining three store locations and estimated losses associated with the sale and/or sublease of real estate. During 1997 the Company utilized net cash of $970,000 in connection with the store closing reserve.

         Net cash used for discontinued operations in the 1997 and 1996 three quarters related to payments for operations disposed of in prior years.

         Net cash provided by investing activities was $2,546,000 in the 1997 three quarters which included $10,041,000 for the addition of property, plant and equipment. In addition, proceeds from the sales of property, plant and equipment amounted to $11,950,000 and included $5,950,000 from the sale/leaseback of three owned stores, $3,000,000 from the termination of a leased location and $3,000,000 from the sale of the Frank's headquarters. Net cash used in the 1996 three quarters was $2,930,000 which included $3,583,000 for the addition of property, plant and equipment.

         Net cash provided by financing activities was $15,789,000 in the 1997 three quarters which included additional new mortgage financings of $1,625,000 and bank borrowings, under the Company's revolving credit line, of $16,000,000. The 1996 three quarters provided net cash of $18,153,000 which included additional new mortgage financings of $5,137,000 and bank borrowings of $15,000,000.

         On February 26, 1997 the Company declared a 5% stock dividend for shareholders of record on March 14, 1997. The stock dividend representing 1,164,341 shares was paid on April 4, 1997. Share and per share data for 1996 have been restated to reflect the 5% stock dividend.

         Working capital at November 2, 1997 was $56,173,000 or $4,188,000 higher than the $51,985,000 working capital level at November 3, 1996.

         The Company has a $20 million revolving credit facility which expires December 31, 1997. The facility requires that the Company maintain minimum levels of earnings, tangible net worth and certain minimum financial ratios. At November 2, 1997 the Company was not in compliance with the earnings covenant, the tangible net worth covenant and the fixed charge coverage ratio. The Company obtained waivers for the covenants at November 2, 1997. During the third quarter the Company borrowed $16 million under the facility, of which the full amount was outstanding as of November 2, 1997. On December 8, 1997 the Company fully repaid all outstanding amounts under the facility and plans no further borrowings. An amendment to the revolving credit agreement, effective July 25, 1997, (i) extended the maturity of the facility to December 31, 1997 and (ii) permanently reduced the amounts available under the facility by $5 million, $5 million, $6 million and $4 million on December 15, 22, 29, and 31, respectively. The revolving credit facility is secured by 52 properties with an appraised value in excess of $69 million.

         Under the most restrictive provisions of any of the Company's debt agreements, total shareholders' equity available to pay cash dividends or purchase treasury stock was below the required minimum level by $32,994,000 at November 2, 1997.

Subsequent Event

         On November 24, 1997 the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of November 22, 1997, with Cyrus Acquisition Corp., a New York corporation ("Purchaser") formed by The Cypress Group L.L.C., pursuant to which Purchaser has commenced a tender offer (the "Offer") to purchase all of the outstanding shares of common stock, $1.00 par value per share (the "Shares"), of the Company for $5.50 per Share in cash. Following the Offer, Purchaser will be merged (the "Merger") with and into the Company and each Share not purchased in the Offer (other than Shares held by Purchaser, the Company or dissenting shareholders) will be converted into the right to receive $5.50 per Share in cash, or such higher amount as paid in the Offer. Each of the Offer and the Merger are subject to certain conditions which are set forth in the Offer to Purchase with respect thereto dated November 25, 1997 and the Merger Agreement.

         The Offer, will be open for 20 business days, is subject to extension if any of the Offer conditions are not met and, in the sole discretion of Purchaser, is subject to further extension for up to an aggregate of an additional 20 business days. The Offer is currently scheduled to expire on December 23, 1997. The closing of the Merger will occur as soon as practicable following the consummation of the Offer.

         Contemporaneously with the Offer, the Company has begun a tender offer and consent solicitation for at least a majority in principal amount of the Company's outstanding 11 1/2% Senior Notes due 2002 (the "Senior Notes"). As of 5:00 p.m. on December 5, 1997, the Company had received the requested consents of not less than a majority of the outstanding principal amount of the Senior Notes to amend the Indenture under which the Senior Notes were issued, pursuant to the terms set forth in such consent solicitation. The tender offer for the Senior Notes is subject to certain conditions which are set forth in the Offer to Purchase and the Consent Solicitation Statement with respect thereto dated November 25, 1997.

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

                           (27)     Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           During the quarter and through the date of this Report, the Registrant filed the following report on Form 8-K:

                           November 22, 1997 - reporting the announcement that the Registrant had entered into an Agreement and Plan of Merger with Cyrus Acquisition Corp., a New York Corporation formed by The Cypress Group L.L.C..

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      GENERAL HOST CORPORATION


                                                  By: /s/ J. Theodore Everingham
                                                      -------------------------
                                                      J. Theodore Everingham
                                                      Vice President, General
                                                      Counsel and Secretary

                                                  By: /s/ James R. Simpson
                                                      -------------------------
                                                      James R. Simpson
                                                      Vice President and
                                                      Controller
Dated:  December 16, 1997

                                EXHIBIT INDEX


Exhibit Number       Description of Exhibit
--------------       ----------------------

   (11)              Additional Earnings Per Share Information.

   (15) Letter regarding unaudited interim financial information.

   (27)              Financial Data Schedule.